Form 10-Q
period 2015-03-31
Moody National REIT II, Inc.
filed 2015-05-15
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 333-198305

MOODY NATIONAL REIT II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1436295
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-7500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 11, 2015, there were 0 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$198,624	$198,624
Escrowed investor proceeds	14,000	—
Total Assets	$212,624	$198,624
LIABILITIES AND EQUITY
Liabilities:
Subscriptions for common stock	$14,000	$—
Total Liabilities	14,000	—
Special Limited Partnership Interests	1,000	1,000
Stockholder’s equity
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 8,000 issued and outstanding	80	80
Additional paid-in capital	199,920	199,920
Accumulated deficit	(2,376)	(2,376)
Total stockholder’s equity	197,624	197,624
TOTAL LIABILITIES AND EQUITY	$212,624	$198,624

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Three months ended March 31, 2015

(unaudited)

	Preferred Stock		Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2014	—	$—	—	$—	8,000	$80	$199,920	$(2,376)	$197,624
Net loss	—	—	—	—	—
Balance at March 31, 2015	—	$—	—	$—	8,000	$80	$199,920	$(2,376)	$197,624

See accompanying notes to consolidated financial statements.

4

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2015

(unaudited)

Cash flows from financing activities
Subscriptions for common stock	$14,000
Escrowed investor proceeds	(14,000)
Net cash provided by financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	198,624
Cash and cash equivalents at end of period	$198,264

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.

Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector.  To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 3, the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31. As of March 31, 2015, the Company did not own any assets and had not begun operations.

The Company is offering a maximum of 40,000,000 shares of its common stock to the public in its primary offering (the “Offering”) at $25.00 per share, with discounts available to certain purchasers, and 4,210,526 shares of its common stock pursuant to its distribution reinvestment plan (the “DRP”) at $23.75 per share.  The Company may reallocate the shares between the Offering and the DRP. In addition, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

Pursuant to the terms of the Offering, offering proceeds are held in an escrow account until the Company raises the minimum offering amount of $2,000,000. As of March 31, 2015, the Company had not raised the minimum offering amount.

The Company’s advisor is Moody National Advisor II, LLC (“Advisor”), a Delaware limited liability company and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business will be conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Moody OP”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of Advisor. Moody OP has invested $1,000 in the OP in exchange for limited partner interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

 2.

Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of subsidiaries over which the Company has control, including the OP and Moody OP. All intercompany balances and transactions are eliminated in consolidation.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, upon the sale of shares of common stock to the public, the Company will be obligated to reimburse Advisor for organization and offering costs incurred by Advisor in connection with the Offering. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Company’s public offerings. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which the Company raises $2,000,000 in the Offering.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)).  REITs are subject to a number of other organizational and operations requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand and highly liquid investments purchased with original maturities of three months or less.

3.

Capitalization

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 999,999,000 shares of common stock, 100,000,000 shares of preferred stock, and 1,000 shares of non-participating, non-voting convertible stock.  All shares of such stock have a par value of $0.01 per share.  On August 15, 2014, the Company sold 8,000 shares of common stock to Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash.  The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

4.

Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 6 (“Subordinated Partnership Interest”) below.

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of the Advisor, will receive a commission of up to 7.0% of gross offering proceeds.  Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers.  In addition, the Company will pay Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers.  No selling commissions or dealer manager fee are paid for sales under the DRP.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Organization and Offering Expenses

Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and do not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in its public offering as of the date of reimbursement.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the primary public offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

Financing Coordination Fee

Advisor also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit.  Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company.

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross receipts from the properties managed by Property Manager for services it provides in connection with operating and managing properties. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% all real estate investments the Company acquires.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate of the disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”).  Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, total operating expenses of the Company were $82,055, which included $0 in operating expenses incurred directly by the Company and $82,055 incurred by Advisor on behalf of the Company. Of the $82,055 in total operating expenses incurred during the four fiscal quarters ended March 31, 2015, $82,055 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $0 in operating expenses during the four fiscal quarters ended March 31, 2015.

 5.

Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors is entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raises the minimum offering amount of $2,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. No awards have been granted under either plan as of March 31, 2015.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

6.

Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP approved by the Company’s initial directors, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the Special Limited Partnership Interest holder is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement, in each case for an amount that that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

7.

Subsequent Events

The Company has evaluated all events subsequent to the consolidated financial statements through May 15, 2015. The Company concluded that no events necessitate recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements as of March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Moody National REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT II, Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership II, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this quarterly report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;
•	our ability to effectively deploy the proceeds raised in our public offering;
•	our ability to obtain financing on acceptable terms;
•	our levels of debt and the terms and limitations imposed on us by our debt agreements;
•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;
•	risks inherent in the real estate business, including the lack of liquidity of real estate and real estate-related assets on terms that are favorable to us;
•	our ability to compete in the hotel industry;
•	adverse developments affecting our sponsor and its affiliates;
•	the availability of cash flow from operating activities for distributions;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	conflicts of interest arising out of our relationship with our advisor and its affiliates;
•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);
•	the availability of capital; and
•	interest rates.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We were formed on July 25, 2014, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton, and Hyatt. We intend to acquire hotel properties in major metropolitan markets in the East Coast, West Coast and Sunbelt regions of the United States. We may also invest in real estate securities and debt-related investments related to the hospitality sector.

On January 20, 2015, the SEC declared effective our registration statement on Form S-11 to offer a maximum of up to $1,000,000,000 of shares of common stock for sale to the public at an initial price of $25.00 per share (subject to certain discounts). We are also offering up to $100,000,000 of shares of common stock pursuant to our distribution reinvestment plan at an initial price of $23.75 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently then quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, offering proceeds are held in an escrow account until we meet the minimum offering amount of $2,000,000. As of March 31, 2015, we had not raised the minimum offering amount and therefore had not yet commenced operations. We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

Moody National Advisor II, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business will be conducted through Moody National Operating Partnership II, LP, our operating partnership. We are the sole general partner of our operating partnership and our subsidiary, Moody OP Holdings II, LLC and Moody National LPOP II, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership pays all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We do not anticipate establishing a general working capital reserve out of the proceeds of our public offering during the initial stages of the offering; however, we may establish capital reserves from offering proceeds with respect to particular investments as required by our lenders or as determined by our advisor. We also may, but are not required to, establish annual cash reserves out of cash flow generated by our investments or out of net cash proceeds from the sale of our investments.

To the extent that any working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations described in this prospectus, we may incur indebtedness in connection with the acquisition of any investment property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Targeted Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or real estate generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments.

Offering Proceeds

Our ability to make investments will depend upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, resulting in fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, which could affect our net income and results of operations.

Critical Accounting Policies

General

Below is a discussion of the accounting policies that we believe will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation and Allocation of Real Property — Acquisition

Upon acquisition, the purchase price of real property is allocated to the tangible assets acquired, consisting of land, buildings and tenant improvements, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Identified intangible assets consist of above-market and below-market leases, in-place leases, in-place contracts, tenant relationships and any goodwill or gain on purchase.

The fair value of the tangible assets acquired consists of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or our estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of thirty-nine years using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

In allocating the purchase price of each of our properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our real estate assets or related intangibles, if any, could in turn result in a difference in the depreciation or amortization expense recorded in our financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense will be computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39
Exterior improvements	10-20
Equipment and fixtures	5-10

Investment Impairments

For real estate we may wholly own or otherwise control, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we may own or otherwise control through an investment in a joint venture or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, our advisor will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the investments, the estimated future cash flows of the investments during our ownership and the projected sales price of each of the investments. A change in these estimates and assumptions could result in understating or overstating the book value of our investments which could be material to our financial statements.

Results of Operations

During the period from our inception (July 25, 2014) to December 31, 2014, we had been formed but had not yet commenced real estate operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period. For the three months ended March 31, 2015, we had not yet raised the minimum offering amount of $2,000,000 in our public offering and therefore had not yet commenced principal operations. As a result, we had no material results of operations for the period ended March 31, 2015. Accordingly, there was no comparable period for us during 2014 given our formation date.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by January 20, 2016, we will terminate our initial public offering and have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of March 31, 2015, our advisor and its affiliates have incurred organization costs of approximately $0 and offering costs of approximately $1,227,329 on our behalf. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

Liquidity and Capital Resources

Our principal use of funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	public offerings;
•	current cash balances;
•	various forms of secured financing;

•	equity capital from joint venture partners;
•	proceeds from our distribution reinvestment plan; and
•	cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

If we raise substantially less funds in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates.

With respect to other real estate investments, with the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of March 31, 2015, we have not entered into any leases.

REIT Compliance

To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of March 31, 2015, we have not paid any distributions.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. We did not pay any amounts to our affiliates during the three months ended March 31, 2015. For a description of agreements between us and our affiliates, see Note 4 (Related Party Arrangements) to the consolidated financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

 As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of our real estate assets in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established formal policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of March 31, 2015, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305), registering our initial public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $25.00 per share and up to $100,000,000 of shares of our common stock pursuant to our dividend reinvestment plan at $23.75 per share.

We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent. If we do not raise $2,000,000 in our public offering by January 20, 2016, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. Our public offering will terminate no later than January 20, 2017, unless extended.

During the three months ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)
3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
10.1

Advisory Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.2	Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
10.3

Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.4

Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.5

Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 15, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)
Date: May 15, 2015	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)
3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
10.1

Advisory Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.2	Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))
10.3

Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.4

Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.5

Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

