Form 10-Q
period 2015-06-30
Moody National REIT II, Inc.
filed 2015-08-13
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 142,381 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$198,324	$198,624
Escrowed investor proceeds	2,033,740	—
Total Assets	$2,232,064	$198,624
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$234	$—
Subscriptions for common stock	2,033,722	—
Total Liabilities	2,033,956	—
Special Limited Partnership Interests	1,000	1,000
Stockholder’s equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 8,000 issued and outstanding	80	80
Additional paid-in capital	199,920	199,920
Accumulated deficit	(2,892)	(2,376)
Total stockholder’s equity	197,108	197,624
TOTAL LIABILITIES AND EQUITY	$2,232,064	$198,624

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2015	Six months ended June 30, 2015

Revenue
Interest income	$18	$18
Total revenue	18	18

Expenses
General and administrative	534	534
Total expenses	534	534

Net loss attributable to common stockholders	$(516)	$(516)

Net loss per share attributable to common stockholders – basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding	8,000	8,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

Six months ended June 30, 2015

(unaudited)

	Preferred Stock		Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2014	—	$—	—	$—	8,000	$80	$199,920	$(2,376)	$197,624
Net loss	—	—	—	—	—			(516)	(516)
Balance at June 30, 2015	—	$—	—	$—	8,000	$80	$199,920	$(2,892)	$197,108

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30, 2015

(unaudited)

Cash flows from operating activities
Net loss	$(516)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	234
Net cash used in operating activities	(282)

Cash flows from financing activities
Subscriptions for common stock	2,033,722
Escrowed investor proceeds	(2,033,740)
Net cash used in financing activities	(18)

Net change in cash and cash equivalents	(300)
Cash and cash equivalents at beginning of period	198,624
Cash and cash equivalents at end of period	$198,324

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

1. Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector.  To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 3, the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31. As of June 30, 2015, the Company did not own any real estate assets and had not begun operations.

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

Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of the Company’s escrow agreement with UMB Bank, N.A. until the earlier of the date that the Company received subscriptions aggregating at least $2,000,000 (including shares of the Company’s common stock purchased by the Company’s sponsor, its affiliates and the Company’s directors and officers) or January 20, 2016. As of June 30, 2015, funds had not been released from escrow and no shares had been issued to investors. On July 2, 2015, the Company received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to the Company. As of August 6, 2015, the Company had received and accepted investors’ subscriptions for and issued 124,381 shares of the Company’s common stock in the Offering, resulting in gross offering proceeds of approximately $3,109,537.

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

 Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company. Under the terms of the advisory agreement with Advisor, upon the sale of shares of common stock to the public, the Company will be obligated to reimburse Advisor for organization and offering costs incurred by Advisor in connection with the Offering. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Company’s public offering. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.

As of June 30, 2015, Advisor had incurred organization costs of approximately $0 and offering costs of approximately $1,288,105 on the Company’s behalf. These costs are not recorded in the Company’s consolidated financial statements as of June 30, 2015 because such costs are not a liability to the Company until the Company sells the minimum number of shares in its public offering, and such costs will only become a liability to the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of July 2, 2015, a portion of the organization and offering costs became a liability of the Company because the Company received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to the Company.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2015.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)).  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

4. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 6 (“Subordinated Participation Interest”) below.

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

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit.  Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company.

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

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”).  Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, total operating expenses of the Company were $175,796, which included $2,376 in operating expenses incurred directly by the Company and $173,420 incurred by Advisor on behalf of the Company. Of the $175,796 in total operating expenses incurred during the four fiscal quarters ended June 30, 2015, $175,796 exceeded the 2%/25% Limitation. The Company therefore did not reimburse Advisor for any operating expenses during the four fiscal quarters ended June 30, 2015.

 5. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors is entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raises the minimum offering amount of $2,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. No awards had been granted under the Incentive Award Plan or the Independent Directors Compensation Plan as of June 30, 2015.

6. Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the Special Limited Partnership Interest holder is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement, in each case for an amount that that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

7. Subsequent Events

Breaking Escrow in Public Offering

On July 2, 2015, the Company received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to the Company. As of August 6, 2015 the Company had received and accepted investors’ subscriptions for and issued 124,381 shares of the Company’s common stock in the Public Offering, resulting in gross offering proceeds of approximately $3,109,537.

Declaration of Cash Distribution

On July 2, 2015, the Company’s board of directors authorized and declared the payment of cash distributions to the Company’s stockholders. The distribution will (1) accrue daily to the Company’s stockholders of record as of the close of business on each day commencing on August 1, 2015, (2) be payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) be calculated at a rate of $0.00479 per share of the Company’s common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $25.00 per share of the Company’s common stock.

Issuance of Restricted Stock to The Company’s Independent Directors

Pursuant to the Company’s independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in the Company’s public offering, each of the Company’s two independent directors, Douglas Y. Bech and Charles L. Horn, received an initial grant of 5,000 shares of the Company’s restricted common stock.

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

On January 20, 2015, the SEC declared our registration statement on Form S-11 effective and we commenced our initial public offering of up to $1,100,000,000 in shares of common stock, including up to $1,000,000,000 in shares to be offered to the public at an initial price of $25.00 per share (subject to certain discounts) and up to $100,000,000 in shares to be offered to our stockholders pursuant to our distribution reinvestment plan at an initial price of $23.75 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. As of June 30, 2015, proceeds had not been released from escrow and no shares had been issued to investors. On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. As of August 6, 2015, we had received and accepted investors’ subscriptions for and issued 124,381 shares of our common stock in our initial public offering, resulting in gross offering proceeds of approximately $3,109,537. We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

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

Substantially all of our business will be conducted through Moody National Operating Partnership II, LP, our operating partnership. We are the sole general partner of our operating partnership and our subsidiary, Moody OP Holdings II, LLC, and Moody National LPOP II, LLC, an affiliate of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership pays all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

Results of Operations

During the period from our inception (July 25, 2014) to December 31, 2014, we had been formed but had not yet commenced real estate operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period. For the six months ended June 30, 2015, funds had not been released from escrow and no shares had been issued. Therefore, we had not yet commenced principal operations. As a result, we had no material results of operations for the period ended June 30, 2015. In addition, there was no comparable period for us during 2014 given our formation date.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by January 20, 2016, we will terminate our initial public offering and have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of June 30, 2015, our advisor and its affiliates have incurred organization costs of approximately $0 and offering costs of approximately $1,288,105 on our behalf. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares in our public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

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

In allocating the purchase price of each of our acquired properties, our advisor makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant. Many of these estimates are obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our real estate assets or related intangibles, if any, could in turn result in a difference in the depreciation or amortization expense recorded in our financial statements. These variances could be material to our results of operations and financial condition.

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

For real estate we may own through an investment in a joint venture or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital in our public offering and from joint venture partners and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.

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

With respect to other real estate investments, with the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of June 30, 2015, we have not entered into any leases.

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

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of June 30, 2015, we have not paid any distributions. On July 2, 2015, our board of directors authorized and declared the payment of a cash distribution to our stockholders. See “Subsequent Events” below.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. We did not pay any amounts to our affiliates during the six months ended June 30, 2015. For a description of agreements between us and our affiliates, see Note 4 (Related Party Arrangements) to the consolidated financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Breaking Escrow in Public Offering

On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. As of August 6, 2015, we had received and accepted investors’ subscriptions for and issued 124,381 shares of our common stock in our public offering, resulting in gross offering proceeds of approximately $3,109,537.

Declaration of Cash Distribution

On July 2, 2015, our board of directors authorized and declared the payment of cash distributions to our stockholders. The distribution will (1) accrue daily to our stockholders of record as of the close of business on each day commencing on August 1, 2015, (2) be payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) be calculated at a rate of $0.00479 per share of our common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock.

Issuance of Restricted Stock to Our Independent Directors

Pursuant to our independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in our public offering, each of our two independent directors, Douglas Y. Bech and Charles L. Horn, received an initial grant of 5,000 shares of our restricted common stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of our real estate assets in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established formal policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of June 30, 2015, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The terms of our public offering required us to deposit all subscription proceeds in escrow pursuant to the terms of our escrow agreement with UMB Bank, N.A., our escrow agent, until the earlier of the date that we receive subscriptions aggregating at least $2,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers) or January 20, 2016. As of June 30, 2015, we had not raised the minimum offering amount and had not released the subscription proceeds held in escrow. On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. Our public offering will terminate no later than January 20, 2017, unless extended.

During the three months ended June 30, 2015, we did not sell any equity securities that were not registered under the Securities Act.

During the three months ended June 30, 2015, we did not redeem any shares of our common stock.

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

MOODY NATIONAL REIT II, INC.

Date: August 13, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)
Date: August 13, 2015	By:	/s/ Robert W. Engel
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