Form 10-Q
period 2015-09-30
Moody National REIT II, Inc.
filed 2015-11-16
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 319,735 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$4,335,774	$198,624
Earnest money and deposits	1,778,250	—
Total Assets	$6,114,024	$198,624

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,509	$—
Due to related parties	823,445	—
Dividends payable	32,442	—
Total Liabilities	857,396	—

Special Limited Partnership Interests	1,000	1,000
		10
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Convertible stock, $0.01 par value per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 260,373 and 8,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,604	80
Additional paid-in capital	5,356,031	199,920
Accumulated deficit and distributions	(103,007)	(2,376)
Total stockholders’ equity	5,255,628	197,624
TOTAL LIABILITIES AND EQUITY	$6,114,024	$198,624

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Period from July 25, 2014 through September 30, 2014
Revenue
Interest income	$—	$18	$—
Total revenue	—	18	—
Expenses
General and administrative	44,876	45,410	2,376
Total expenses	44,876	45,410	2,376
Net loss attributable to common stockholders	$(44,876)	$(45,392)	$(2,376)
Net loss per share attributable to common stockholders – basic and diluted	$(0.30)	$(0.81)	$(0.30)
Weighted average common shares outstanding – basic and diluted	150,008	55,856	8,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2015

(unaudited)

	Preferred Stock		Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity

Balance at December 31, 2014	—	$—	—	$—	8,000	$80	$199,920	$(2,376)	$197,624
Issuance of common stock, net of offering costs	—	—	—	—	242,127	2,422	5,111,913	—	5,114,335
Issuance of common stock pursuant to dividend reinvestment plan	—	—	—	—	246	2	5,836	—	5,838
Stock-based compensation	—	—	—	—	10,000	100	38,362	—	38,462
Net loss	—	—	—	—	—	—	—	(45,392)	(45,392)
Dividends declared	—	—	—	—	—	—	—	(55,239)	(55,239)
Balance at September 30, 2015	—	$—	—	$—	260,373	$2,604	$5,356,031	$(103,007)	$5,255,628

See accompanying notes to consolidated financial statements.

 MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2015	Period from July 25, 2014 through September 30, 2014

Cash flows from operating activities
Net loss	$(45,392)	$(2,376)
Stock-based compensation	38,462	—
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	1,509	—
Net cash used in operating activities	(5,421)	(2,376)

Cash flows from investing activities
Earnest money and deposits	(1,778,250)	—
Due to related parties	489,910	—
Net cash used in investing activities	(1,288,340)	—

Cash flows from financing activities
Proceeds from issuance of common stock	6,053,189	200,000
Proceeds from issuance of Special Limited Partnership Interests	—	1,000
Offering costs paid	(605,319)	—
Dividends paid	(16,959)	—
Net cash provided by financing activities	5,430,911	201,000

Net change in cash and cash equivalents	4,137,150	198,624
Cash and cash equivalents at beginning of period	198,624	—
Cash and cash equivalents at end of period	$4,335,774	$198,624

Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$333,535	$—
Issuance of common stock from dividend reinvestment plan	$5,838	$—
Dividends payable	$32,442	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

1. Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2015.  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector.  To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 3, the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31. As of September 30, 2015, the Company did not own any real estate assets.

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

Pursuant to the terms of the offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of the Company’s escrow agreement with UMB Bank, N.A. until the earlier of the date that the Company received subscriptions aggregating at least $2,000,000 (including shares of the Company’s common stock purchased by the Company’s sponsor, its affiliates and the Company’s directors and officers) or January 20, 2016. On July 2, 2015, the Company received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to the Company. As of September 30, 2015, the Company had received and accepted investors’ subscriptions for and issued 242,373 shares of the Company’s common stock in the offering, including 246 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $6,053,189. As of September 30, 2015, there were a total of 260,373 shares of the Company’s common stock issued and outstanding, including 8,000 shares sold to Sponsor and 10,000 shares of restricted stock discussed in Note 5.

The Company’s advisor is Moody National Advisor II, LLC (“Advisor”), a Delaware limited liability company and an affiliate of Sponsor. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Moody Holdings”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of Advisor. Moody Holdings has invested $1,000 in the OP in exchange for limited partner interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

 2. Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of subsidiaries over which the Company has control, including the OP and Moody Holdings. All intercompany balances and transactions are eliminated in consolidation.

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or may be incurred by Advisor on behalf of the Company. Under the terms of the advisory agreement with Advisor, upon the sale of shares of common stock to the public, the Company is obligated to reimburse Advisor for organization and offering costs incurred by Advisor in connection with the offering. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Company’s public offerings. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.

As of September 30, 2015, total offering costs were $938,854, comprised of $605,319 of offering costs incurred directly by the Company and $333,535 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2015, the Company had $333,535 payable to Advisor for reimbursable offering costs.

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

In order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the income the Company earns cannot be derived from the operation of any of these hotels. Therefore, the Company will lease each hotel property to a subsidiary of the OP, which the Company intends to be treated as a taxable REIT subsidiary (a “TRS”).

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Earnest Money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

3. Capitalization

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

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.00479 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of common stock.

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2015.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRP (1)(2)	Total Amount of Distribution (1)
Third Quarter 2015	$16,959	$5,838	$22,797
Total	$16,959	$5,838	$22,797

(1)	Distributions are paid on a monthly basis. Distributions for all record dates in a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

4. Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the offering, and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 6 (“Subordinated Participation Interest”) below.

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the offering and an affiliate of the Advisor, will receive a commission of up to 7.0% of gross offering proceeds.  Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers.  In addition, the Company will pay Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers.  No selling commissions or dealer manager fee are paid for sales under the DRP. As of September 30, 2015, the Company had paid Moody Securities $412,394 in selling commissions related to the offering and $116,212 in dealer manager fees related to the offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of September 30, 2015, total offering costs were $938,854, comprised of $605,319 of offering costs incurred directly by the Company and $333,535 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2015, the Company had $333,535 payable to Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. As of September 30, 2015, the Company had not paid any acquisition fees to Advisor.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit.  Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. As of September 30, 2015, the Company had not paid any financing coordination fees to Advisor.

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

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2015, the Company had not paid any property management fees to Property Manager.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. As of September 30, 2015, the Company had not paid any asset management fees to Advisor.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price. As of September 30, 2015, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”).  Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, total operating expenses of the Company were $248,234, which included $45,410 in operating expenses incurred directly by the Company and $202,824 incurred by Advisor on behalf of the Company. Of the $202,824 in operating expenses incurred by Advisor during the four fiscal quarters ended September 30, 2015, $202,234 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $0 in operating expenses during the four fiscal quarters ended September 30, 2015.

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

10,000 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the three and nine months ended September 30, 2015. The weighted average grant date fair value of the shares of restricted stock was $25.00 per share, which was based on observable market transactions occurring near the date of the grants. The Company recorded compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation expense related to such shares of restricted stock of $38,462 for the three and nine months ended September 30, 2015 and $0 for the period from July 25, 2014 through September 30, 2014. As of September 30, 2015, there were 10,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan on August 12, 2015. The remaining unrecognized compensation expense of $211,538 will be recognized during the fourth quarter of 2015 and the first, second and third quarters of 2016.

6. Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the Special Limited Partnership Interest holder is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

7. Subsequent Events

Distributions Declared

On September 30, 2015, the Company declared a distribution in the aggregate amount of $32,442, of which $22,257 was paid in cash on October 15, 2015 and $10,185 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On October 31, 2015, the Company declared a distribution in the aggregate amount of $43,159 which was paid in cash and through the DRP in the form of additional shares of the Company’s common stock on November 13, 2015.

Residence Inn Austin

On October 15, 2015, the Company, through a wholly owned subsidiary, acquired the Residence Inn University Area Austin (the “Residence Inn Austin”) from a third-party seller for an aggregate purchase price of $25,500,000, excluding acquisition costs. The Company financed the acquisition of the Residence Inn Austin with a portion of the proceeds from its public offering and financing, in the aggregate amount of $16,575,000, secured by the Residence Inn Austin.

Determination of Estimated Value Per Share

On November 12, 2015, the Company’s Board of Directors determined that the estimated value of the Company’s common stock, as of October 31, 2015, was $25.03 per share. More information about the determination of the Company’s estimated value per share can be found in the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2015.

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

The forward-looking statements included in this quarterly report are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing public offering;
•	our ability to effectively deploy the proceeds raised in our public offering;
•	our ability to obtain financing on acceptable terms;
•	our levels of debt and the terms and limitations imposed on us by our debt agreements;
•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;
•	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;
•	our ability to compete in the hotel industry;
•	adverse developments affecting our sponsor and its affiliates;
•	the availability of cash flow from operating activities for distributions;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	conflicts of interest arising out of our relationship with our advisor and its affiliates;
•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);
•	the availability of capital; and
•	interest rates.

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

Overview

We were formed on July 25, 2014 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to acquire hotel properties in major metropolitan markets in the East Coast, West Coast and Sunbelt regions of the United States. We may also invest in real estate securities and debt-related investments related to the hospitality sector.

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

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. As of September 30, 2015, we had received and accepted investors’ subscriptions for and issued 242,373 shares of our common stock in the offering, including 246 shares of common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $6,053,189. We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

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

To the extent that any working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations described herein, we may incur indebtedness in connection with the acquisition of any investment property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

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

Economic Conditions Affecting Our Target Portfolio

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

Results of Operations

During the period from our inception (July 25, 2014) to December 31, 2014, we had not yet commenced real estate operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period. For the six months ended June 30, 2015, we had raised the minimum offering amount of $2,000,000 in our public offering, but funds had not been released from escrow and no shares had been issued. On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. No properties had been purchased and we had not commenced real estate operations as of September 30, 2015.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. As of September 30, 2015, our advisor and its affiliates have incurred organization costs of approximately $0 and offering costs of approximately $1,433,601 on our behalf.

Critical Accounting Policies

General

Below is a discussion of the accounting policies that we believe will be critical once we commence real estate operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Valuation and Allocation of Real Property — Ownership

Depreciation or amortization expense will be computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Years
Buildings and improvements	39-40
Exterior improvements	10-20
Equipment and fixtures	5-10

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

Liquidity and Capital Resources

Our principal use of funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	public or private offerings;
•	current cash balances;
•	various forms of secured financing;
•	equity capital from joint venture partners;
•	proceeds from our distribution reinvestment plan; and
•	cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from our public equity offering and joint venture partners and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public or private offerings. We expect these sources of capital will be adequate to fund our operating activities, debt service and distributions, and our ongoing acquisition activities, as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

If we raise substantially fewer funds in our current public equity offering than the maximum offering amount, we will make fewer investments resulting in less diversification. The value of an investment in us will fluctuate with the performance of the specific assets we acquire, so the value of such an investment may fluctuate more if we own fewer assets. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our current public equity offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

As of September 30, 2015, we had no outstanding debt. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.

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

Inflation

Operators of hotels generally can adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to do so.

With respect to other real estate investments, with the exception of leases with tenants in multifamily properties, we expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature. As of September 30, 2015, we have not entered into any leases.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month; and (3) are calculated at a rate of $0.00479 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2015.

Period (1)	Cash Distribution (1)	Distribution Paid Pursuant to DRP (1)(2)	Total Amount of Distribution (1)
Third Quarter 2015	$16,959	$5,838	$22,797
Total	$16,959	$5,838	$22,797

(1)	Distributions are paid on a monthly basis. Distributions for all record dates in a given month are paid approximately 15 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 4 (Related Party Arrangements) to the consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On September 30, 2015, we declared a distribution in the aggregate amount of $32,442, of which $22,257 was paid in cash on October 15, 2015 and $10,185 was paid pursuant to the DRP in the form of additional shares of our common stock. On October 31, 2015, we declared a distribution in the aggregate amount of $43,159 which was paid in cash and through the DRP in the form of additional shares of our common stock on November 13, 2015.

Residence Inn Austin

On October 15, 2015, we, through a wholly owned subsidiary, acquired Residence Inn University Area Austin (the “Residence Inn Austin”) from a third-party seller for an aggregate purchase price of $25,500,000, excluding acquisition costs. We financed the acquisition of the Residence Inn Austin with a portion of the remaining proceeds from our public offering and financing, in the aggregate amount of $16,575,000, secured by the Residence Inn Austin.

Determination of Estimated Value Per Share

On November 12, 2015, our Board of Directors determined that the estimated value of our common stock, as of October 31, 2015, was $25.03 per share. More information about the determination of our estimated value per share can be found in our Current Report on Form 8-K filed with the SEC on November 16, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to interest rate changes. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of our real estate assets in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to reduce our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established formal policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of September 30, 2015, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015, we had accepted subscriptions for, and issued, 242,373 shares of our common stock in our public offering, including 246 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds from our public offering of $6,053,189.

As of September 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$528,606	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	410,247	Actual
Total expenses	$938,853

The net offering proceeds to us from our public offering, after deducting the total expenses incurred as described above, were approximately $5,114,335, excluding $5,838 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of September 30, 2015, we had not used any of the net proceeds from our public offering to fund real estate operations. For more information regarding how we used our net offering proceeds through September 30, 2015, see our financial statements included in this quarterly report.

During the three months ended September 30, 2015, we did not sell any equity securities that were not registered under the Securities Act.

During the three months ended September 30, 2015, we did not redeem any shares of our common stock.

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

10.6	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 16, 2015	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)
Date: November 16, 2015	By:	/s/ Robert W. Engel
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

10.6	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National Realty REIT II, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

