Form 10-K
period 2015-12-31
Moody National REIT II, Inc.
filed 2016-03-30
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to          .

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The registrant was formed on June 25, 2014, and commenced its initial public offering on January 20, 2015. There were no shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter

As of March 2, 2016, there were 908,586 shares of the common stock of the registrant outstanding.

MOODY NATIONAL REIT II, INC.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

•	changes in demand for rooms at our hotel properties;

•	our ability to compete in the hotel industry;

•	adverse developments affecting our sponsor and its affiliates;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital; and

•	changes in interest rates.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

i

PART I

ITEM 1.         Business

Overview

Moody National REIT II, Inc. is a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton, and Hyatt. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ending December 31, 2016. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions of shares of our common stock, we transfer substantially all of the net offering proceeds to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Moody National Advisor II, LLC, an affiliate of ours which we refer to as our “advisor.” Our advisor was formed in July 2014. Our sponsor, Moody National REIT Sponsor, LLC, a Delaware limited liability company, is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor. We refer to Moody National REIT Sponsor, LLC as our “sponsor” or “Moody National.”

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11 effective and we commenced our initial public offering of up to $1,100,000,000 in shares of common stock. We are offering up to $1,000,000,000 in shares to the public at an initial price of $25.00 per share (subject to certain discounts) and up to $100,000,000 in shares to our stockholders pursuant to our distribution reinvestment plan, or DRP, at an initial price of $23.75 per share. Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager,” is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in that offering.

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On July 2, 2015, we received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to us. As of December 31, 2015, we had received and accepted investors’ subscriptions for and issued 502,969 shares of our common stock in our initial public offering, including 1,945 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $12,525,592.

We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. As of March 2, 2016, we had received and accepted investors’ subscriptions for and issued 888,086 shares of our common stock in our initial public offering, including 4,051 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $22,100,885. As of March 2, 2016 39,105,965 shares remained to be sold in our initial public offering. We reserve the right to terminate our initial public offering at any time.

On November 12, 2015, our board of directors determined an estimated fair value per share of our common stock of $25.03 as of October 31, 2015. In determining an estimated fair value per share of our common stock, our board relied upon information provided in a report by our advisor, the recommendation of our audit committee, and the board’s experience with, and knowledge of our assets, including the hotel property that we owned, as of October 31, 2015. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

We intend to use the proceeds from our initial public offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector. See “—Investment Strategy.”

As of December 31, 2015, our portfolio consisted of a hotel property known as the Residence Inn Austin University Area, or the Residence Inn Austin, a select-service hotel facility comprised of 112 guest rooms located in Austin, Texas.

Our office is located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is 713-977-7500.

2015 Highlights:

During the year ended December 31, 2015, we:

•	raised gross offering proceeds of $12,525,592 in our initial public offering;

•	determined an estimated fair value per share of $25.03;

•	began paying a distribution which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock; and

•	acquired the Residence Inn Austin, our first hotel property.

Investment Objectives

Our primary investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay regular cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

We expect that our portfolio will consist primarily of select-service hotel properties located in the East Coast, West Coast and the Sunbelt regions of the United States. Select-service hotel properties target business-oriented travelers by providing clean rooms with basic amenities. In contrast to lower-cost budget motels, select-service hotels provide amenities such as an exercise room, business facilities and breakfast buffets. In contrast to full-service hotels, select-service hotels typically do not have a full-service restaurant, which is relatively costly to operate. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions outside of the West Coast, Sunbelt and East Coast, as well as real estate securities and debt-related investments related to the hospitality sector. Our board of directors, or our “board,” may adjust our investment focus from time to time based upon market conditions and other factors our board deems relevant.

In identifying investments, we will rely upon a market optimization investment strategy and acquisition model that analyzes economic fundamentals and demographic trends in major metropolitan markets. By following a targeted, disciplined approach, we believe that we will be able to capitalize on market inefficiencies and identify undervalued investment opportunities with underlying intrinsic value that have the potential to create greater value at disposition. Our investment strategy seeks to identify technical pressures created by demographic, business and industry changes, which we believe lead to supply and demand imbalances within certain sectors of commercial real estate.

Based on our internal research, we believe that presently the hospitality sector, compared to other real estate asset classes, has the greatest supply-demand imbalance, which should lead to upward pressure on room rates. In addition, we believe that hotel properties continue to trade below historical price levels, resulting in attractive purchasing opportunities at this present time. More specifically, we believe that premier-brand, select-service hotel properties in major metropolitan markets have the potential to generate attractive returns relative to other types of hotel properties due to their ability to achieve Revenue per Available Room, or “RevPAR,” levels at or close to those achieved by traditional, full-service hotels while achieving higher profit margins due to their more efficient operating model and more predicable net operating income. In addition, our market optimization investment strategy, accounting for growth potential and risks related to asset devaluation, takes into account current supply-demand imbalances and targets markets that offer stable population growth, high barriers to entry and multiple demand generators.

Investment Portfolio

As noted above, as of December 31, 2015, our portfolio consisted of the Residence Inn Austin. We acquired the Residence Inn Austin on October 15, 2015 for an aggregate purchase price of $25,500,000, which was financed with (1) a portion of the proceeds from our initial public offering and (2) the proceeds of a mortgage loan secured by the Residence Inn Austin with an aggregate principal amount of $16,575,000. The Residence Inn Austin is owned by a wholly-owned subsidiary of our operating partnership.

Borrowing Policies

We have used, and intend in the future to use, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

Consistent with the leverage policy adopted by our board, we expect that after we have invested substantially all of the proceeds of our initial public offering, our debt financing will be approximately 75% of the aggregate costs of our investments before non-cash reserves and depreciation. Our board may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our actual leverage may be higher or lower than our target leverage depending on a number of factors, including the availability of attractive investment and disposition opportunities, inflows and outflows of capital and increases and decreases in the value of our portfolio.

There is no limitation on the amount we may invest in any single improved real property. However, under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of building our portfolio when the costs of our investments are most likely to exceed our net offering proceeds.

Our advisor will use its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan is approaching maturity or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2015, our total outstanding indebtedness totaled $16,575,000. This amount did not exceed 300% of the value of our net assets.

Economic Dependency

We depend on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. We also depend upon the dealer manager for the sale of our shares of common stock in our initial public offering.

Competitive Market Factors

The United States commercial real estate market is highly competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive. We have purchased, and intend to purchase, hotels in developed areas that include other hotels and compete for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and RevPAR of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotel properties. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. Although credit markets have stabilized since the recession that occurred from 2007 to 2009, future limited availability of financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the proceeds from our initial public offering. Further, as a result of their greater financial resources, our competitors may have more flexibility than we do in their ability to offer reduced room rates at properties. This could put pressure on our ability to maintain or raise rates and could adversely affect our ability to attract or retain customers. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. Prior to qualifying to be taxed as a REIT, we will be subject to normal federal and state corporation income taxes.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (the date of our inception) to December 31, 2014, including not having 100 shareholders for a sufficient number of days in 2015.

Regulations

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business and results of operations or lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel property and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any available other financing sources to make distributions.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings that we make with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge.

ITEM 1A.           Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. References to “shares” and “our common stock” refer to the shares of our common stock.

GENERAL INVESTMENT RISKS

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of our common stock and, if you are able to sell your shares, it will likely be at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than their proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board may amend, suspend or terminate our share repurchase program upon 30 days’ prior notice to our stockholders. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, shares of our common stock should be viewed only as a long-term investment, and investors must be prepared to hold their shares for an indefinite length of time.

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history.

Our initial public offering is being conducted on a “best efforts” basis, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which could negatively impact your investment.

Our initial public offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. If we are unable to raise a substantial amount of funds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our assets are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve a portfolio that is consistent with our longer-term investment objectives, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Our ability to successfully conduct our initial public offering depends, in part, on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Moody Securities, LLC, our dealer manager, only has experience acting as a dealer manager for one public offering in addition to ours, that of Moody National REIT I, Inc., or Moody National REIT I. The success of our initial public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of our dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise sufficient proceeds through this offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Because our charter does not require our listing or liquidation by a specified date, our shares should be viewed as a long-term investment and investors should be prepared to hold them for an indefinite period of time.

In the future, our board will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board will consider a liquidity event within three to six years after the completion of our initial primary offering; however the timing of any such event will significantly depend upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, our shares should be viewed as a long-term investment and investors should be prepared to hold them for an indefinite period of time.

We pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and reduce cash available for investment.

A portion of the offering price from the sale of our shares are used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, because the full offering price paid by stockholders will not be invested in hospitality assets, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share repurchase program. Stockholder may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

Our share repurchase program may provide our stockholders with a limited opportunity to have their shares of common stock repurchased by us at a price equal to or at a discount from the purchase price of the shares of our common stock being repurchased. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, shares may not be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased to no more than the lesser of (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be purchased with the net proceeds from the sale of shares under the DRP in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board; provided, however that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above limitation shall not apply to repurchases requested upon the death of a stockholder. In addition, our board reserves the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and may not be able to sell any of their shares of common stock back to us pursuant to our share repurchase program. Moreover, if investors do sell their shares of common stock back to us pursuant to the share repurchase program, they may not receive the same price they paid for any shares of our common stock being repurchased.

Our board of directors determined an estimated value per share of $25.03 for our shares of common stock as of October 31, 2015. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On November 12, 2015, our board of directors determined an estimated value per share of our common stock of $25.03 as of October 31, 2015. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of October 31, 2015, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Market Information.”

If we internalize our management functions, stockholders’ interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interests and could reduce the earnings per share and funds from operations per share attributable to such investment.

Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real estate assets.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor. In addition, some of the employees of our advisor and its affiliates provide services to one or more other investment programs, including Moody National REIT I, Inc. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital.

We have paid, and may continue to pay, distributions from the proceeds of our initial public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $149,611 in total distributions we paid during the period from our inception through December 31, 2015, including shares issued pursuant to our distribution reinvestment plan, $149,611, or 100%, were funded from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our initial public offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations the value of your shares may be reduced, including upon a listing of our common stock, the sale of our assets or any other liquidity event should such event occur. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

RISKS RELATED TO OUR BUSINESS

We, our sponsor and our advisor have limited experience in operating a public company or a REIT, and our failure to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow.

We and our advisor are each recently formed companies. Our advisor and our sponsor and each of our advisor’s and sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have limited experience operating a public company or an entity that has elected to be taxed as a REIT. To be successful, we must, among other things:

•	identify and acquire investments that align with our investment strategies;

•	establish and maintain contacts with licensed securities brokers and other agents to successfully complete this offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

•	continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause investors to lose all or a portion of their investments in our shares.

Our success depends on the performance of our sponsor and Moody National affiliates.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor, our sponsor and other affiliates of our sponsor, and any adverse change in their financial health could cause our operations to suffer. Our sponsor and its other affiliates are sensitive to trends in the general economy, as well as the real estate and credit markets. The market downturn in 2007 to 2009 has adversely impacted, and could continue to adversely impact, certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

To the extent that any decline in revenues and operating results impacts our sponsor’s ability to provide our advisor with sufficient resources to perform its obligations to us pursuant to the advisory agreement, our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer. Additionally, such adverse conditions could require a substantial amount of time on the part of the management of our advisor and its affiliates, particularly with regard to other real estate programs, thereby decreasing the amount of time they spend actively managing our investments.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to any hospitality properties we may acquire and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our hospitality properties will be adversely affected.

We have, and will continue, to use the proceeds from our initial public offering for investments in hospitality assets and for payment of operating expenses, various fees and other expenses. During the initial stages of our initial public offering, which we are currently in, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our properties. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, that capital may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net proceeds from our initial public offering, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

Public, non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA, the SEC and certain states. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding public, non-listed REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

Our securities, like other public, non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the states and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

Recently, FINRA and certain states have initiated investigations of broker-dealers with respect to the sales practices related to the sale of shares of public, non-listed REITS. The SEC has also approved rules proposed by FINRA that may significantly affect the manner in which public, non-listed REITs, such as our company, raise capital. These rules may cause a negative impact on our ability to achieve our business plan and to successfully sell shares in our initial public offering.

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for public, non-listed REITs, and accordingly we may face increased difficulties in raising capital in our initial public offering. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. We may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of the aggregate of our then outstanding shares of capital stock (which includes common stock and any preferred stock or convertible stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of the aggregate of our then outstanding common stock unless exempted (prospectively or retroactively) by our board. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease a stockholder’s ability to sell its shares of our common stock.

We may issue preferred stock, convertible stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to this offering.

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock, convertible stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock or convertible stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

Our charter authorizes us to issue 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock, par value $0.01 per share and 100,000,000 shares of capital stock are classified as preferred stock, par value $0.01 per share. Our board, with the approval of a majority of the entire board and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever created and issued preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the removal of incumbent management.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” We use the UPREIT structure because a contribution of property directly to us is generally a taxable transaction to the contributing property owner. In the UPREIT structure, a contributor of a property who desires to defer taxable gain on the transfer of a property may transfer the property to our operating partnership in exchange for limited partnership interests and defer taxation of gain until the contributor later exchanges his or her limited partnership interests for shares of our common stock. We believe that using an UPREIT structure gives us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results.

Our operating partnership may issue limited partner interests in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, Moody LPOP II, which holds special limited partnership interests, is an affiliate of our advisor and, as the special limited partner in our operating partnership, may be entitled to: (1) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (2) a one-time payment in the form of cash or shares in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The special limited partnership interest holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special limited partnership interests would reduce the overall return to stockholders to the extent such return exceeds 6.0%.

We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board and with other events. We have issued 10,000 shares of restricted stock to our independent directors pursuant to that plan.

If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards may dilute an investment in our shares of common stock. In particular, certain features of our long-term incentive plan could have a dilutive effect on an investment in us, including (1) a lack of annual award limits, individually or in the aggregate (subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan), (2) the fact that the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan is not tied to the amount of proceeds raised in our initial public offering and (3) share counting procedures which provide that shares subject to certain awards, including, without limitation, substitute awards granted by us to employees of another company in connection with our merger or consolidation with such company, or shares subject to outstanding awards of another company assumed by us in connection with our merger or consolidation with such company, are not subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan.

An investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we have engaged, and intend to continue to engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our initial public offering ends.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property through our operating partnership or our operating partnership’s wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a company conducting its business of investing in real property either directly or through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership or our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the business of purchasing or otherwise acquiring real property.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. For instance, in 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

RISKS RELATED TO CONFLICTS OF INTEREST

We depend on our advisor and its key personnel and our business could suffer if any of such key personnel were to cease to be affiliated with our advisor.

Our ability to make distributions and achieve our investment objectives depends upon the performance of our advisor in the acquisition, disposition and management of real estate assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Brett C. Moody and Robert W. Engel, each of whom would be difficult to replace. We currently do not have key man life insurance on any of these key personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We may compete with affiliates of our sponsor, including Moody National REIT I, Inc. for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor, including Moody National REIT I, Inc. which generally invests in hospitality assets, and which has more resources than we do, for opportunities to acquire or sell hospitality properties. We may also buy or sell hospitality properties at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage hospitality properties in geographical areas in which we expect to own hospitality properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that affiliates of our sponsor, or Moody National affiliates, devote to us may be diverted, and we may face additional competition due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management team has successfully completed approximately 46 fully subscribed private placements in real estate programs of multiple property types with over 1,308 investors across the United States, and, in addition, our advisor’s management team also advises Moody National REIT I, Inc., which has primarily invested in hospitality assets. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Moody National REIT I. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to other affiliates of our advisor than us.

In addition, as noted above, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such affiliate. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third-party.

Our advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other Moody National affiliates, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees;

•	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and to increase asset management fees;

•	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales;

•	the purchase of real estate assets from other Moody National affiliates, including our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, hotel management fees and disposition fees; and

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Moody LPOP II, as the holder of special limited partnership interests, to have its interests in our operating partnership redeemed.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees payable to our advisor and hotel management and leasing fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or hotel management services during the term of the related agreement. These fees may incentivize our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other Moody National affiliates could result in decisions that are not in the best interests of our stockholders.

Our advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our sponsor or its affiliates or through a joint venture with affiliates of our sponsor. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our initial public offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other Moody National affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally attributable to the ownership of real estate assets, including but not limited to: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by our tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

We have established investment criteria based on certain target markets and geographic areas. If our investments are concentrated in an area that experiences adverse economic conditions our investments may lose value and we may experience losses.

Our hospitality properties may be concentrated in one or a few geographic locations, namely the East Coast, the West Coast and the Sunbelt regions of the United States. For example, as of December 31, 2015, we owned one property in the Austin, Texas market. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business.

Changes in supply of, or demand for, similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged hospitality property in the future.

Our hotel properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our hotel properties will be subject to property taxes that may increase as tax rates change and as our hotel properties are assessed or reassessed by taxing authorities. As the owner of the hotel properties, we are responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale.

Our property manager’s or sub-property manager’s failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on your investment.

Our property manager or sub-property manager may rely on multiple subcontractors for on-site hotel management of our properties. If our property manager and sub-property manager are unable to integrate these subcontractors into their operations in an efficient manner, our property manager or sub-property manager may have to expend substantial time and money coordinating with these subcontractors, which could have a negative impact on the revenues generated from such properties.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner in an investment might become bankrupt;

•	that the venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•	that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•	the possibility that if we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our investors. In addition, to the extent that our venture partner is an affiliate of our advisor, certain conflicts of interest will exist.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

The real properties in which we may invest may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties that comply with the ADA or allocate the responsibility for compliance with the ADA to another third party, such as the seller or the tenant of the property. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

RISKS RELATED TO THE HOSPITALITY INDUSTRY

A concentration of our investments in the hospitality industry may leave our profitability vulnerable to a downturn or slowdown in the sector.

We expect to concentrate our investments in the hospitality sector. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the hospitality sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had diversified our investments more.

A possible lack of diversification within the hospitality sector increases the risk of investment.

There is no limit on the number of hotels of a particular hotel brand which we may acquire, or on the number of hotels we may acquire in a specific geographic region. We plan to invest primarily in the select-service hotel properties with premier brands including, but not limited to, Marriott, Hilton, and Hyatt that are located in major metropolitan markets in the East Coast, West Coast and Sunbelt regions of the United States. If our hotel properties become geographically concentrated, or if we acquire a substantial number of hotel properties of a particular brand, an economic downturn in one or more of the markets in which we have invested or a negative event relating to a brand in which we have a concentration of hotels could have an adverse effect on our financial condition and our ability to make distributions to our stockholders.

If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer, and this result will reduce the value of your investment.

Generally, we must attract and retain premier-brand hospitality franchises, including, Marriott, Hilton, and Hyatt franchises, for any hotel properties we may choose to acquire. Hospitality franchises generally require that design and quality standards be met for guest room and common areas before a hospitality franchisor will agree to provide the franchise agreement to operate a property. Compliance with these brand standards may impose significant costs upon us. Failure to maintain our hospitality properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel property because of the loss associated with the brand recognition and the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotel properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

There are risks associated with employing hotel employees.

While we will not directly employ or manage the labor force at our hospitality properties, we will be subject to many of the costs and risks generally associated with the hotel labor force. Our property manager or sub-property manager will be responsible for hiring and maintaining the labor force at each of our hotel properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our hotel properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

Hospitality properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Hospitality properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the hospitality property market is affected by many factors beyond our control, such as general economic conditions, availability of financing, interest rates, and supply and demand. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Additionally, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a hospitality property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

Our ability to make distributions to our stockholders will depend upon the ability of hotel managers to operate our hotels effectively.

We expect to invest the proceeds from this offering primarily in hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our property manager or a third-party property manager or sub-property manager will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believed the hotels were being operated in an inefficient or sub-optimal manner, we would not be able to require a change to the method of operation. Our only alternative for changing the operation of the hotels would be to replace the manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

Our ability to make distributions to stockholders will be impacted by the performance of the hotel managers in generating sufficient revenues from the hotels in excess of operating expenses. The hotel managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of the hotels, their ability to maintain and increase gross revenues and operating margins at the hotels and other factors. Therefore, any operating difficulties or other factors affecting the hotel managers’ ability to maintain and increase gross revenues and operating margins at the hotels could significantly adversely affect our financial condition and results of operations.

The expanding use of internet travel websites by customers can adversely affect our profitability.

The increasing use of internet travel intermediaries by consumers may cause us to experience fluctuations in our operating performance and otherwise adversely affect our profitability and cash flows. Our property managers will likely rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our hotel properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our property managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than the premier-brand, select-service hotel properties we intend to primarily invest in, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our property managers fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Our profitability may be adversely affected by unstable market and business conditions and insufficient demand for lodging due to reduced business and leisure travel.

Any hotel properties that we may acquire will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include: increases in supply of hotel rooms that exceed increases in demand; increases in energy costs and other travel expenses that reduce business and leisure travel; reduced business and leisure travel due to continued geo-political uncertainty, including terrorism; adverse effects of declines in general and local economic activity; and adverse effects of a downturn in the hotel industry.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. Any hotel in which we invest will compete with existing and new hotels in their geographic markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. The principal competitive factors that will affect the hotel properties in which we will seek to invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

We face significant competition for attractive hotel investment opportunities from other major real estate investors with significant capital, including both publicly traded REITs and private institutional investment funds. Because of competition from other well-capitalized real estate investors, we can provide no assurance that we will be able to acquire desired hotel properties. Where it is possible to acquire desired hotel properties, we can provide no assurance that we will be able to do so on favorable terms or that such properties will meet our return expectations or conform to our investment criteria. The competition to acquire attractive hotel investment opportunities could have an adverse effect on our financial condition and ability to pay distributions.

The hospitality industry is subject to unique, unforeseeable risks that may negatively impact our business and the value of your investment.

The hospitality industry is subject to unique, unforeseeable risks, such as natural disasters, pandemics and threats of pandemics, acts of terror and other catastrophes. We have no control over events of this type and they could have a substantial impact on the hospitality industry and our business if we decide to invest in additional hotel properties. Because we are unable to control the timing, duration or magnitude of these unforeseen events, the negative impact upon our business could be great.

RISKS ASSOCIATED WITH REAL ESTATE SECURITIES AND DEBT-RELATED INVESTMENTS

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns for our stockholders.

As part of our investment strategy, we may acquire real estate-related loans, real estate-related debt securities and other real estate-related investments in the hospitality sector. The returns available to investors on these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Continued or future instability may interfere with the successful implementation of our business strategy.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

To the extent we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

To the extent we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may have to originate new loans at the new, lower prevailing interest rate. To the extent we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, to the extent we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in market interest rates.

The CMBS and CDOs in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we may invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS and CDOs will not be fully paid. Subordinate securities of CMBS and CDOs are also subject to greater credit risk than those CMBS and CDOs that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

RISK ASSOCIATED WITH DEBT FINANCING

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We intend to finance a portion of the purchase price of our hotel investment properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace Moody National Advisor II, LLC as our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets, but no hedging strategy can protect us completely. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016.

Our qualification as a REIT will depend on our ongoing satisfaction of numerous requirements established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we fail to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

The use of TRSs will increase our overall tax liability.

Our taxable REIT subsidiary, or TRS, lessees and any other of our domestic taxable REIT subsidiaries will be subject to federal and state income tax on their taxable income. Accordingly, although our ownership of TRS lessees allows us to participate in the operating income from hotel properties in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial.

We will incur a 100% excise tax on transactions with our TRS lessees or other taxable REIT subsidiaries that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm’s length rental amount, such excess may be subject to the excise tax. We intend that all transactions between us and our TRS lessees will be conducted on an arm’s length basis and, therefore, that the rent paid by our TRS lessees to us will not be subject to the excise tax.

If the leases of our hotels to the TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to TRS lessees, which are disregarded subsidiaries of corporations that are intended to qualify as TRSs. We expect that the TRS lessees will engage hotel managers, including our affiliated property manager and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our TRS lessees must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the Internal Revenue Service will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRSs will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs and certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 25% (20% after 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of assets may jeopardize our REIT status.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate any investments we make to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to REITs. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect us or the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. If a mezzanine loan satisfies an Internal Revenue Service safe harbor in Revenue Procedure 2003-65, the mezzanine loan will be treated as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

The use of TRSs will increase our overall tax liability.

Our domestic TRSs will be subject to federal and state income tax on their taxable income. Accordingly, although our ownership of TRS lessees allows us to participate in the operating income from any hotel properties that may be acquired in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial.

Non-U.S. investors may be subject to U.S. federal income tax on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

RETIREMENT PLAN RISKS

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

•	whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

•	whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

•	whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	your need to value the assets of the plan annually.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase. For a discussion of the considerations associated with an investment in our shares by an employee benefit plan or an IRA, see “ERISA Considerations.”

Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies and/or damages. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

ITEM 1B. Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2. Properties

As of December 31, 2015, we owned an interest in one hotel property located in Austin, Texas. For more information on our hotel property see Item 1, “Business—Investment Portfolio.”

Our principal executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas, 77057. Our telephone number, general facsimile number and website address are (713) 977-7500, (713) 977-7505 and http://www.moodynationalreit.com, respectively.

ITEM 3. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any pending or contemplated legal proceedings the outcome of which is or would be reasonably likely to have a material adverse effect on our results of operations or financial condition.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 2, 2016, we had 908,586 shares of our common stock outstanding held by a total of approximately 631 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our initial public offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

On November 12, 2015, our board determined an estimated fair value per share of our common stock of $25.03 as of October 31, 2015. In determining an estimated fair value per share of our common stock, our board relied upon information provided in a report by our advisor, the recommendation of our audit committee, and the board’s experience with, and knowledge of our assets, including the hotel property that we owned, as of October 31, 2015. The estimated value per share is based on (x) the estimated value of our assets less the estimated value of our liabilities divided by (y) the number of outstanding shares of our common stock, all as of October 31, 2015. For additional information on the determination of our estimated fair value per share, see our Current Report on Form 8-K filed with the SEC on November 16, 2015.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year (beginning in fiscal year 2016), or more frequently in the sole discretion of our board of directors. Investors are cautioned that the market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future. Investors should also consider that we are in the early stages of raising capital in our initial public offering and as of October 31, 2015 we owned one real property asset. As and when we continue to raise capital from the sale of shares of our common stock in our continuous public offering and to invest in additional real estate properties, our assets and liabilities, and the value per share of our common stock, will vary significantly from their values as of October 31, 2015.

Recent Sales of Unregistered Securities

On August 15, 2014, we issued 8,000 shares of common stock at $25.00 per share to our sponsor in exchange for $200,000 in cash. We relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. Our sponsor, by virtue of its affiliation with us, had access to information concerning our proposed operations and the terms and conditions of its investment.

On August 15, 2014, our operating partnership issued limited partnership interests to Moody OP Holdings II, LLC for $1,000 and issued special limited partnership interests to Moody National LPOP II, LLC for $1,000. Our operating partnership relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. We, Moody OP Holdings II, LLC and Moody National LPOP II, LLC, by virtue of our affiliation with our operating partnership, had access to information concerning our operating partnership’s proposed operations and the terms and conditions of its investment.

Pursuant to our independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in our initial public offering, each of our two independent directors at that time, Douglas Y. Bech and Charles L. Horn, received an initial grant of 5,000 shares of our restricted common stock. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act. In addition, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On January 20, 2015 the SEC declared our Registration Statement on Form S-11 (File No. 333-198305) effective and we commenced our initial public offering of up to $1,100,000,000 in shares of common stock. We are offering up to $1,000,000,000 in shares to the public at an initial price of $25.00 per share (subject to certain discounts) and up to $100,000,000 in shares to our stockholders pursuant to our DRP at an initial price of $23.75 per share. As of December 31, 2015, we had received and accepted investors’ subscriptions for and issued 502,969 shares of our common stock in our initial public offering, including 1,945 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $12,525,592.

We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless our offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year.

As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the tables below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimate/Actual
Selling commissions and dealer manager fees	$1,169,637	Actual
Finders’ fees	—	Actual
Expenses paid to or for underwriters	—	Actual
Other organization and offering costs	716,131	Actual

Total expenses	$1,885,768

As of December 31, 2015, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $10,639,824, excluding $46,200 in offering proceeds from shares of our common stock issued pursuant to the DRP. For the year ended December 31, 2015, the ratio of the cost of raising capital to capital raised was approximately 15%.

We intend to use the proceeds from our initial public offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector. As of December 31, 2015, we had used $8,925,000 of the net proceeds from our initial public offering, plus debt financing, to purchase the Residence Inn Austin. As of December 31, 2015, we had paid $496,165 of acquisition expenses to third parties.

Share Repurchase Program

Our share repurchase program may provide an opportunity for our stockholders to have shares of our common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the current offering price per share for the shares being repurchased. No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder.

Because we have provided an estimated per share value, we will repurchase shares under our share repurchase program for the lesser of the price paid for the shares by the stockholder for shares that are being repurchased or 95% of the estimated per share value. Repurchase requests made within two years of death or “qualifying disability” of a stockholder will be repurchased at a price equal to the then-current public offering price or, in the case of repurchases following the conclusion of our public offering, at a price based upon our current per-share estimated value and other factors that our board deems relevant. The board, in its sole discretion, shall make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder.

We are not obligated to repurchase shares of our common stock under the share repurchase program. Our board may, in its sole discretion, accept or reject any share repurchase request made by any stockholder at any time. In addition, the board may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. If the board decides to amend, suspend or terminate the share repurchase program, we will provide stockholders with no less than 30 days’ prior written notice.

There were no redemptions of common stock in the fourth quarter of 2015.

Distribution Information

On July 2, 2015, our board authorized and declared a cash distribution to our stockholders. The distribution (1) accrues daily to our stockholders of record as of the close of business on each day commencing on August 1, 2015, (2) is payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) is calculated at a rate of $0.00479 per share of our common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock. We paid our first distribution on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the year ended December 31, 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
Third Quarter 2015	$16,959	$5,838	$22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2015, we had cash used in operating activities of $18,993, and a deficit of $379,763 in funds from operations. For the year ended December 31, 2015, all distributions were paid from offering proceeds.

The tax composition of our distributions declared for the year ended December 31, 2015 was as follows:

Percentage
Ordinary Income	100%
Capital Gain	0%
Return of Capital	0%
Total	100%

ITEM 6.      Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2015 and 2014, and for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2015	2014
BALANCE SHEET DATA:
Total assets	$29,798,425	$198,624
Total liabilities	$17,537,214	$—
Special limited partnership interests	$1,000	$1,000
Total stockholders’ equity	$12,260,211	$197,624

	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014
STATEMENT OF OPERATIONS DATA:
Total revenue	$1,077,074	$—
Total expenses	$1,426,966	$2,376
Total other income	$1,828,589	$—
Income tax benefit	$6,000	$—

Net income (loss)	$1,484,697	$(2,376)

STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(18,993)	$(2,376)
Net cash used in investing activities	$(25,683,518)	$—
Net cash provided by financing activities	$27,084,854	$201,000

OTHER DATA:
Distributions declared	$217,365	$—

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

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

On January 20, 2015, the SEC declared our registration statement on Form S-11 effective and we commenced our initial public offering of up to $1,100,000,000 in shares of common stock. We are offering up to $1,000,000,000 in shares to the public at an initial price of $25.00 per share (subject to certain discounts) and up to $100,000,000 in shares to our stockholders pursuant to the DRP at an initial price of $23.75 per share. Our board may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to the DRP to reflect changes in our estimated value per share and other factors that our board deems relevant. On November 12, 2015, our board determined that the estimated value per share of our common stock was $25.03 as of October 30, 2015, but our board has not changed the offering price of our shares.

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On July 2, 2015, we received subscriptions totaling $2,000,000, and the proceeds held in escrow were released to us. As of December 31, 2015, we had received and accepted investors’ subscriptions for and issued 502,969 shares of our common stock in our initial public offering, including 1,945 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $12,525,592. As of March 2, 2016, we had received and accepted investors’ subscriptions for and issued 888,086 shares of our common stock in our initial public offering, including 4,051 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $22,100,885. As of March 2, 2016, 39,105,965 shares remained to be sold in our initial public offering. We reserve the right to terminate our initial public offering at any time.

We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless our offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year.

Moody National Advisor II, LLC, our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business is conducted through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody Holdings II and Moody LPOP II, an affiliate of our advisor. Moody Holdings II originally invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions of shares of our common stock, we transfer substantially all of the net offering proceeds to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

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

Review of our Investment Policies

Our board, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the hospitality sector. We believe that the hospitality sector has the greatest supply-demand imbalance among all real estate asset classes at this time. As the economy continues to improve, room rates for hotels should increase due to the fact that increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Demand growth, combined with the current undersupply of hotel rooms, should result in improved fundamentals in the hospitality space, particularly upward pressure on room rates. The ability of hotels to adjust room rates quickly should allow hotel property owners to take advantage of this anticipated trend.

Results of Operations

We were formed on July 25, 2014. As of December 31, 2014, we had not commenced real estate operations and did not own any properties. As of December 31, 2015, we owned the Residence Inn Austin. Because we did not own any properties and had not commenced real estate operations as of December 31, 2014, our results of operations for the period from July 25, 2014 (inception) to December 31, 2014 are not directly comparable to those for the year ended December 31, 2015. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenue

Total revenue was $1,077,074 for the year ended December 31, 2015. All revenue for the year ended December 31, 2015 was hotel related revenue, of which $1,053,476 was room revenue and $23,598 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets and owning the Residence Inn Austin for a full year reporting period.

Hotel Operating Expenses

Hotel operating expenses were $522,586 for the year ended December 31, 2015 and were comprised of the hotel operating expenses of the Residence Inn Austin.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $101,214 for the year ended December 31, 2015, all of which related to the operation of the Residence Inn Austin.

Depreciation and Amortization

Depreciation and amortization were $135,540 for the year ended December 31, 2015.

Property Acquisition Expenses

Property acquisition expenses were $496,165 for the year ended December 31, 2015 and primarily related to the acquisition of the Residence Inn Austin.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $171,461 for the year ended December 31, 2015 as compared to $2,376 for the period from July 25, 2014 (inception) to December 31, 2014. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Gain on Acquisition of Hotel Property

Gain on acquisition of the Residence Inn Austin for the year ended December 31, 2015 was $2,000,000 which was the difference between the fair value of the property of $27,500,000 and the purchase price of $25,500,000 on the date of acquisition.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs were $171,411 for the year ended December 31, 2015. Interest expense and amortization of deferred loan costs was due to our incurrence of indebtedness in connection with the acquisition of the Residence Inn Austin. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Our income tax benefit was $6,000 for the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Proceeds from our initial public offering currently supply a significant portion of our cash. Over time, however, cash from operations will generally fund our cash needs for items other than asset acquisitions.

There may be a delay between the sale of shares of our common stock during our initial public offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically used to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that any working capital reserve we establish is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, short-term borrowing, equity capital from joint venture partners, or the proceeds of public or private offerings of our shares or interests in our operating partnership. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate assets, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties. There can be no assurance that we will be able to obtain such capital or financing on favorable terms, if at all.

Net Cash Used in Operating Activities

As of December 31, 2015, the Residence Inn Austin was our sole hotel property. We did not own any properties during the period July 25, 2014 (inception) to December 31, 2014. Net cash used in operating activities for the year ended December 31, 2015 and the period July 25, 2014 (inception) to December 31, 2014 was $18,993 and $2,376, respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our initial public offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the year ended December 31, 2015 and the period July 25, 2014 (inception) to December 31, 2014 was $25,683,518 and $0, respectively. The increase in cash used in investing activities for the year ended December 31, 2015 was due to the acquisition of a hotel property for $25,500,000, payment of deferred franchise costs of $150,000, and an increase in restricted cash, as required by our lender, of $33,518.

Net Cash Provided by Financing Activities

For the year ended December 31, 2015, our cash flows from financing activities consisted primarily of proceeds from our initial public offering and proceeds from our note payable that is secured by the Residence Inn Austin, net of offering costs, payment of deferred costs and distributions paid to our stockholders. Net cash provided by financing activities for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 was $27,084,854 and $201,000, respectively. The increase in cash provided by financing activities for the year ended December 31, 2015, was primarily due to gross offering proceeds of $12,525,592 for the year ended December 31, 2015, as compared to the initial capitalization by our sponsor of $200,000 during the period from July 25, 2014 (inception) to December 31, 2014, and the proceeds of a $16,575,000 note payable that is secured by the Residence Inn Austin.

Cash and Cash Equivalents

As of December 31, 2015, we had cash on hand of $1,580,967.

Debt

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, and potentially securities and debt-related investments. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

As of December 31, 2015, our outstanding indebtedness totaled $16,575,000. Our aggregate borrowings are reviewed by our board at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2015 and 2014, our debt levels did not exceed 300% of the value of our assets.

For more information on our outstanding indebtedness, see Note 4 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$16,575,000	$—	$275,494	$542,575	$15,756,931
Interest payments on outstanding debt obligations(2)	7,227,023	771,787	1,532,970	1,491,973	3,430,293
Purchase obligations(3)	—	—	—	—	—
Total	$23,802,023	$771,787	$1,808,464	$2,034,548	$19,187,224

(1)   Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2015.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2015.

Organization and Offering Costs

We pay our organization and offering costs that we directly incur, or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our initial public offering, provided that within 60 days of the last day of the month in which such offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with that offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in that offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of December 31, 2015, total offering costs were $1,885,768, which comprised $1,252,558 of offering costs incurred directly by us and $633,210 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2015, we had $299,675 payable to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that, beginning after the quarter in which we make our first investment, we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $473,186, which included $171,461 in operating expenses incurred directly by us and $301,725 incurred by our advisor on our behalf. Of that $473,186 in total operating expenses, $335,686 exceeded the 2%/25% Limitation, which amount may be reimbursable to our advisor, subject to a future determination by our board of directors. The Company reimbursed advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2015.

Critical Accounting Policies

General

We consider the accounting policies described below to be critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the consolidated financial statements or different amounts reported in the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014, including not having enough shareholders for a sufficient number of days in 2015. Prior to qualifying to be taxed as a REIT, we were, and will be, subject to normal federal and state corporation income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance for net deferred tax assets that are not expected to be realized.

As a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on our undistributed income.

We lease the hotels that we acquire to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes.

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2015.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. Our tax years 2014 and 2015 remain subject to examination by various federal and state tax jurisdictions.

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

•	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•	REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs.

•	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•	For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

Valuation and Allocation of Hotel Property — Acquisitions

Upon acquisition, the purchase price of hotel properties are allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

The tangible assets acquired consist of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and buildings are calculated as replacement cost less depreciation or our estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

We determine the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain at the date of acquisition. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

In allocating the purchase price of each of our properties, we make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, we are responsible for the source and use of these estimates. These estimates are based on judgment and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Hotel Property — Ownership

Investment in hotel property is recorded at cost, less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Earnings (Loss) per Share

Earnings (loss) per share, or “EPS,” is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of December 31, 2015 and 2014, respectively, held by our independent directors are included in the calculation of earnings per share. Restricted stock was included in basic earnings per share because such restricted stock participates in dividends.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. We implemented the provisions of ASU 2014-08 as of January 1, 2015.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015, with early adoption permitted, and will be applied on a retrospective basis. The new standard will be effective for us on January 1, 2016 and is not expected to have a material effect on our consolidated financial position or consolidated results of operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promise goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect that ASU No. 2015-2 will have on our consolidated financial statements and related disclosures, but we do not anticipate that adoption of this accounting standard will have a material effect on our consolidated financial position or our consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for our fiscal year commencing on January 1, 2016. We do not anticipate that the adoption of ASU No. 2015-16 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our consolidated balance sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2015-17 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of December 31, 2015, our investment consisted of our interest in the Residence Inn Austin. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. We are currently not experiencing any material impact from inflation.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014.

Distributions

Our board has authorized, and we declared, a distribution to our stockholders that (1) accrues daily to our stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.00479 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of common stock. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the year ended December 31, 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
Third Quarter 2015	$16,959	$5,838	$22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the year ended December 31, 2015, all distributions were paid from offering proceeds.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate modified funds from operations, or MFFO, a non-GAAP supplemental financial performance measure that our management uses in evaluating our operating performance. Similar to FFO, MFFO excludes items such as depreciation and amortization. However, MFFO excludes non-cash and non-operating items included in FFO, such as amortization of certain in-place lease intangible assets and liabilities and the amortization of certain tenant incentives. Our calculation of MFFO will exclude these items, as well as the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items, when applicable. Our calculation of MFFO will also include, when applicable, items such as master lease rental receipts, which are excluded from net income (loss) and FFO, but which we consider in the evaluation of the operating performance of our real estate investments.

We believe that MFFO reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs and development activities, as well as general and administrative expenses and interest costs, which is not immediately apparent from net income (loss). As such, we believe MFFO, in addition to net income (loss) as defined by GAAP, is a meaningful supplemental performance measure which is used by our management to evaluate our operating performance and determine our operating, financing and dividend policies.

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

•	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

•	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses payable to our advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

We believe MFFO is useful to investors in evaluating how our portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.

The table below summarizes our calculation of FFO and MFFO for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014
Net Income (Loss)	$1,484,697	$(2,376)
Adjustments:
Depreciation of real estate assets	135,540	—
Gain on acquisition of hotel property	(2,000,000)	—
Funds from Operations	(379,763)	(2,376)
Adjustments:
Property acquisition expense	496,165	—
Modified Funds from Operations	$116,402	$(2,376)

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13, “Certain Relationships and Related Transactions and Director Independence” for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On December 31, 2015, we declared a distribution in the aggregate amount of $67,754, of which $46,147 was paid in cash on January 15, 2016 and $21,607 was paid pursuant to the DRP in the form of additional shares of our common stock. On January 31, 2016, we declared a distribution in the aggregate amount of $90,033, of which $61,629 was paid in cash on February 15, 2016 and $28,404 was paid pursuant to the DRP in the form of additional shares of our common stock. On February 29, 2016, we declared a distribution in the aggregate amount of $112,630 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on March 15, 2016.

Springhill Suites Seattle

On January 28, 2016, Moody National Companies L.P., or Moody LP, assigned to us all of Moody LP’s rights to and interests in the Agreement of Purchase and Sale, dated as of October 26, 2015, or the purchase agreement, for the acquisition of a hotel property located in Seattle, Washington commonly known as the Springhill Suites Seattle Downtown, or the Springhill Suites Seattle, for an aggregate purchase price of $74,100,000, excluding acquisition and other costs. We paid $2,000,000 in compensation to Moody LP in connection with the assignment of the purchase agreement.

The Springhill Suites Seattle is a select-service hotel consisting of 234 guest rooms. Located on the southeast corner of Stewart Street and Yale Avenue in downtown Seattle, the Springhill Suites Seattle sits in one of the city’s major transportation routes with ready access to the corporate headquarters of Amazon, Microsoft, Nordstrom and REI. The Springhill Suites Seattle is also located within close proximity to Puget Sound and is walking distance to the Seattle Space Needle.

Our acquisition of the Springhill Suites Seattle is subject to substantial conditions to closing and there is no assurance that we will close the acquisition.

Amendment to Advisory Agreement

On January 19, 2016, we entered into an amendment to the advisory agreement with our advisor, which extended the term of the advisory agreement for an additional one-year term expiring on January 20, 2017.

Changes in Directors

On February 22, 2016, Douglas Y. Bech, one of our independent directors, notified us of his resignation from our board and as a member of our audit committee. On February 23, 2016, the board elected Clifford P. McDaniel to our board as an independent director and appointed Mr. McDaniel to our audit committee. See Item 10 “Directors, Executive Officers and Corporate Governance” for more information. Mr. Bech forfeited his 2,500 unvested shares of our common stock upon his resignation.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

As of December 31, 2015, our only indebtedness was a note secured by the Residence Inn Austin that accrues interest at a fixed rate. Therefore, an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2015 and 2014, our note payable consisted of the following:

	Principal as of December 31, 2015	Principal as of December 31, 2014	Interest Rate at December 31, 2015	Maturity Date
Residence Inn Austin Loan	$16,575,000	$—	4.580%	November 1, 2025

The note payable is secured by the hotel property and is payable in monthly installments of interest only in 2016 and monthly installments of principal and interest thereafter.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2015, we had no credit risk exposure.

ITEM 8.          Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	52	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	61	Chief Financial Officer, Treasurer and Secretary
Charles L. Horn	54	Independent Director
Clifford P. McDaniel	54	Independent Director

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Brett C. Moody serves as our Chairman of our board, Chief Executive Officer and President. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also serves as Chairman of the board, Chief Executive Officer and President of our affiliate, Moody National REIT I, Inc. and Chief Executive Officer and President of its advisor, positions he has held since its inception in 2008. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

Our board, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience he has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Robert W. Engel serves as our Chief Financial Officer. Mr. Engel also serves as Chief Financial Officer and Treasurer of our affiliate, Moody National REIT I, Inc. positions he has held since January 2008, and as Secretary of Moody National REIT I, Inc. a position he has held since May 2010. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a Bachelor of Business Administration with highest honors with a major in Accounting from the University of Texas at Austin in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

Charles L. Horn has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also serves as an independent director and as Chairman of the Audit Committee of our affiliate, Moody National REIT I, Inc., positions he has held since May 2012. Since December 2009, Mr. Horn has served as the Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn holds a Bachelor’s degree in business administration from Abilene Christian University and an MBA from the University of Texas at Austin. Mr. Horn is a Certified Public Accountant in the State of Texas.

Our board, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel was elected served as one of our independent directors on February 23, 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a Bachelor of Science degree in Communications from the University of Texas in 1984.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Mr. McDaniel was elected to the board to replace Douglas Y. Bech, who served as an independent director on our board until February 22, 2016.

Audit Committee

Our board has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Messrs. Charles L. Horn and Clifford P. McDaniel, both of whom are independent directors. Mr. Horn currently serves as the chairman of the audit committee and has been designated by the board as the “audit committee financial expert” pursuant to the requirements of Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.

Code of Conduct and Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report. Within the time required by the rules of the SEC, we will file on Form 8-K any amendment to or waiver of our Code of Ethics.

ITEM 11.          Executive Compensation

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not have nor has our board considered a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

Each of our executive officers, including each executive officer who serves as a director, is an officer or employee of our advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from such entities. See Item 13, “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	—	$—
Charles L. Horn(3)	63,000	125,000	—	188,000
Douglas Y. Bech(3), (4)	53,000	125,000	—	178,000
			—
Total	$116,000	$250,000	—	$366,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “–Cash Compensation.”
(2)	As described below under “–Independent Directors Compensation Plan,” each of Messrs. Horn and Bech received a grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross proceeds in our initial public offering. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.
(4)	Mr. Bech resigned from our board on February 22, 2016.

Cash Compensation

We pay each of our independent directors an annual retainer of $50,000, plus $2,000 per in-person board meeting attended, $1,500 per in-person committee meeting attended and $1,000 for each telephonic meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. We also pay the audit committee chairperson an additional annual retainer of $10,000 and reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board receives 5,000 shares of restricted stock on the date he or she joins the board. In addition, on the date of an annual meetings of stockholders at which an independent director is re-elected to the board, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2015, 10,000 shares of restricted common stock have been granted to our independent directors.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,990,000
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,990,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of January 31, 2016, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Brett C. Moody(3)	8,250	1.2%
Robert W. Engel	—	—
Charles L. Horn	5,000	0.7%
Douglas Y. Bech	5,000	0.7%
Clifford P. McDaniel	—	—
All Directors and Executive Officers as a group	18,250	2.6%

(1)	The address of each named beneficial owner is c/o Moody National REIT II, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(3)	Includes 8,250 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.

ITEM 13.          Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the year ended December 31, 2015 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 6 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2015, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon: (1) the listing of our common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

Our Relationships with our Advisor and our Sponsor

Our advisor, Moody National Advisor II, LLC, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in July 2014 and is indirectly owned by our sponsor. Brett C. Moody, our Chairman of the Board, Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement with our advisor, we pay our advisor or its affiliates the fees described below.

•	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of all investments the we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from our initial public offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the year ended December 31, 2015, we paid our advisor acquisition fees of $382,500 in connection with the acquisition of the Residence Inn Austin. We did not pay any acquisition fees to our advisor during the year ended December 31, 2014.

•	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2015, we paid our advisor financing coordination fees of $165,750 in connection with the acquisition of the Residence Inn Austin. We did not pay any financing coordination fees to our advisor for the year ended December 31, 2014.

•	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2015 we incurred asset management fees of $42,500. We did not pay any asset management fees to our advisor for the year ended December 31, 2014.

•	We pay Moody National Hospitality Management, LLC, or the “property manager,” an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the year ended December 31, 2015, we paid the property manager property management fees of $42,723. We did not pay any property management fees during the year ended December 31, 2014.

•	We will also pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2015, we had not paid any annual incentive fees.

•	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2015, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

•	We will reimburse our advisor for organizational and offering expenses incurred on our behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and do not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of gross offering proceeds from the sale of shares in our initial public offering as of the date of reimbursement. As of December 31, 2015, total offering costs were $1,885,768, comprised of $1,252,558 of offering costs incurred directly by us and $633,210 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2015, we had $299,675 payable to our advisor for reimbursable offering costs.

•	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $473,186, which included $171,461 in operating expenses incurred directly by us and $301,725 incurred by our advisor on our behalf. Of the $473,186 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, $335,686 exceeded the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2015.

•	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2015, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

Moody National Securities, LLC, or Moody Securities, the dealer manager of our initial public offering and an affiliate of our advisor, receives a commission of up to 7% of gross offering proceeds from our initial public offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, we pay Moody Securities a dealer manager fee of up to 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of December 31, 2015, we had paid Moody Securities $939,752 in selling commissions related to our initial public offering and $229,885 in dealer manager fees related to our initial public offering.

Approval of Related Party Transactions

Our board, including our independent directors, has examined the material terms, factors and circumstances surrounding the transactions and arrangements described above. On the basis of such examination, our board, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Conflict Resolution Procedures

As discussed above, we are subject to potential conflicts of interest arising out of our relationship with our advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and our advisor or its affiliates and other situations in which our interests may differ from those of our advisor or its affiliates. We have adopted the procedures set forth below to address these potential conflicts of interest.

Priority Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for our sponsor or its affiliates, including Moody National REIT I. Additionally, our investment strategy is similar to the investment strategy of Moody National REIT I. We, our sponsor, our advisor and other affiliates, including Moody National REIT I, share certain of the same executive officers and key employees. In the event that we, or any other investment vehicle formed or managed by these real estate professionals, or any other investment vehicle sponsored by our sponsor and its affiliates, including Moody National REIT I, are in the market and seeking investments similar to those we intend to make, these real estate professionals will review the investment objectives, portfolio and investment criteria of each such investment vehicle to determine the suitability of the investment opportunity.

In connection with determining whether an investment opportunity is suitable for one or more investment vehicles sponsored by our sponsor and its affiliates, these real estate professionals may take into account such factors as they, in their discretion, deem relevant, including, amongst others, the following:

•	the investment objectives and criteria of our sponsor and other affiliates;

•	the cash requirements of our sponsor and its affiliates;

•	the portfolio of our sponsor and its affiliates by type of investment and risk of investment;

•	the policies of our sponsor and its affiliates relating to leverage;

•	the anticipated cash flow of the asset to be acquired;

•	the income tax effects of the purchase;

•	the size of the investment; and

•	the amount of funds available to our sponsor and its affiliates and the length of time such funds have been available for investment.

Following the completion of suitability determinations, these real estate professionals shall have the authority, in their sole discretion, to direct the investment opportunity to the entity for which such investment opportunity would be the most suitable. The advisory agreement requires that this determination be made in a manner that is fair without favoring our sponsor or any other affiliate. Notwithstanding the foregoing, in the event that an investment opportunity becomes available that is equally suitable, under all of the factors considered by these real estate professionals, for both us and one or more other public or private entities sponsored by our sponsor and its affiliates, or managed by these real estate professionals, including Moody National REIT I, then the entity that has had the longest period of time elapsed since it was offered an investment opportunity will first be offered such investment opportunity.

If a subsequent event or development causes any investment, in the opinion of these real estate professionals, to be more appropriate for another affiliated entity, they may offer the investment to such entity. In making an allocation determination, these real estate professionals have no obligation to make any investment opportunity available to us.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement with our advisor;

•	transactions with affiliates, including our directors and officers;

•	awards under our long-term incentive plan; and

•	pursuit of a potential liquidity event.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine whether the provisions of our advisory agreement are being carried out. The independent directors record their findings on the factors they deem relevant in the minutes of the meetings of our board.

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with our advisor without cause or penalty on 60 days’ written notice and that we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor.

Acquisition, Leases and Sales Involving Affiliates

We will not purchase assets in which our sponsor, our advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our board, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated party from which we are purchasing the asset, or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event may we acquire or lease any such asset at an amount in excess of its current appraised value.

We will not sell or lease assets to our advisor, our sponsor, any of our directors or any of their respective affiliates without a determination by a majority of our board, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us.

Our charter provides that the consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of our board or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our sponsor, our advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Mortgage Loans Involving Affiliates

We are prohibited from investing in or making mortgage loans unless an appraisal of the underlying property is obtained. In all cases in which the transaction is with our advisor, our sponsor, our directors or any of their respective affiliates, the appraisal must be obtained by an independent expert, and we must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from investing in indebtedness secured by a mortgage that is subordinate to any lien or other indebtedness of our sponsor, our advisor, any of our directors or any of our affiliates.

Loans Involving Affiliates

We will not make any loans to our advisor, our sponsor, any of our directors or any of their respective affiliates except mortgage loans for which an appraisal of the underlying property is obtained from an independent appraiser or loans to wholly owned subsidiaries. In addition, we will not borrow from our advisor, our sponsor, any of our directors or any of their respective affiliates unless a majority of our board, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by our directors or officers, our sponsor, our advisor or any of their respective affiliates.

Other Transactions Involving Affiliates

We will not engage in any other transaction with our sponsor, our advisor, any of our directors or any of their respective affiliates unless a majority of our board, including a majority of the independent directors, not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Director Independence

We have a three-member board. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The two remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange, or the “NYSE.” The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.          Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Frazier & Deeter, LLC, or Frazier & Deeter, has served as our independent registered public accounting firm since 2014.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Frazier & Deeter for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Frazier & Deeter. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 are set forth in the table below.

	Year ended December 31, 2015	July 25, 2014 (inception) to December 31, 2014
Audit fees	$73,725	$26,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$73,725	$26,000

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

•	Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.          Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Distribution Reinvestment Plan (included in Appendix C to the prospectus and incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2)

10.1	Advisory Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3)

10.2	Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3)

10.4	Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3)

10.5	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

10.6

Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.7

Agreement of Purchase and Sale, made as of May 11, 2015, by and between Mueller Hospitality, LP and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2)

10.8

Assignment and Assumption of Agreement of Purchase and Sale, dated as of October 15, 2015, by and between Moody National REIT II, Inc. Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2)

58

10.9

Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.10

Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.11

Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.12

Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and Keybank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.13

Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.14	Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Post-Effective Amendment No. 2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: March 30, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2016
/s/ Brett C. Moody
Brett C. Moody

	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2016
/s/ Robert W. Engel
Robert W. Engel

/s/ Charles L. Horn	Director	March 30, 2016
Charles L. Horn
March 30, 2016
/s/ Clifford P. McDaniel	Director
Clifford P. McDaniel

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Distribution Reinvestment Plan (included in Appendix C to the prospectus and incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2)

10.1	Advisory Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3)

10.2	Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3)

10.4	Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3)

10.5	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

10.6

Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.7

Agreement of Purchase and Sale, made as of May 11, 2015, by and between Mueller Hospitality, LP and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2)

10.8

Assignment and Assumption of Agreement of Purchase and Sale, dated as of October 15, 2015, by and between Moody National REIT II, Inc. Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2)

10.9

Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.10

Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.11

Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

61

10.12

Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and Keybank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.13

Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.14	Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Post-Effective Amendment No. 2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

This registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

Index to Consolidated Financial Statements and Schedule

Page Number
Moody National REIT II, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014	F-4
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7
Schedule III - Real Estate Assets and Accumulated Depreciation	F-19

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Moody National REIT II, Inc.

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody National REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Frazier & Deeter, LLC

Atlanta, Georgia

March 30, 2016

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Investment in hotel property, net	$27,366,160	$—
Cash and cash equivalents	1,580,967	198,624
Restricted cash	288,084	—
Accounts receivable	46,759	—
Prepaid expenses and other assets	48,853	—
Deferred costs, net of accumulated amortization of $8,632 and $0 at December 31, 2015 and 2014, respectively	467,602	—
Total Assets	$29,798,425	$198,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable	$16,575,000	$—
Accounts payable and accrued expenses	552,285	—
Due to related parties	342,175	—
Dividends payable	67,754	—

Total Liabilities	17,537,214	—

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies – Note 9

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 520,969 and 8,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	5,210	80
Additional paid-in capital	10,990,045	199,920
Retained earnings (accumulated deficit)	1,264,956	(2,376)
Total stockholders’ equity	12,260,211	197,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,798,425	$198,624

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014

Revenue
Room revenue	$1,053,476	$—
Other hotel revenue	23,598	—
Total revenue	1,077,074	—

Expenses
Hotel operating expenses	522,586	—
Property taxes, insurance and other	101,214	—
Depreciation and amortization	135,540	—
Property acquisition expenses	496,165	—
Corporate general and administrative	171,461	2,376
Total expenses	1,426,966	2,376

Operating loss	(349,892)	(2,376)

Other income (expenses)
Gain on acquisition of hotel property	2,000,000	—
Interest expense and amortization of deferred loan costs	(171,411)	—
Total other income (expenses)	1,828,589	—

Income (loss) before income taxes	1,478,697	(2,376)

Income tax benefit	6,000	—

Net income (loss)	$1,484,697	$(2,376)

Net income (loss) per share – basic and diluted	$10.93	$(0.30)
Weighted average common shares outstanding	135,854	8,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from July 25, 2014 (inception) to December 31, 2014 and

Year ended December 31, 2015

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at July 25, 2014	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	8,000	80	199,920	—	200,000
Net loss	—	—	—	—	—	(2,376)	(2,376)

Balance at December 31, 2014	—	$—	8,000	$80	$199,920	$(2,376)	$197,624

Balance at January 1, 2015	—	$—	8,000	$80	$199,920	$(2,376)	$197,624
Issuance of common stock, net of offering costs	—	—	501,024	5,010	10,634,814	—	10,639,824
Issuance of common stock pursuant to dividend reinvestment plan	—	—	1,945	20	46,180	—	46,200
Stock-based compensation			10,000	100	109,131	—	109,231
Net income	—	—	—	—	—	1,484,697	1,484,697
Dividends declared	—	—	—	—	—	(217,365)	(217,365)

Balance at December 31, 2015	—	$—	520,969	$5,210	$10,990,045	$1,264,956	$12,260,211

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014

Cash flows from operating activities
Net income (loss)	$1,484,697	$(2,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on acquisition of hotel property	(2,000,000)	—
Depreciation and amortization	135,540	—
Amortization of deferred loan costs	6,932	—
Deferred income tax	(6,000)	—
Stock-based compensation	109,231	—
Changes in operating assets and liabilities
Restricted cash	(254,566)	—
Accounts receivable	(46,759)	—
Prepaid expenses and other assets	(42,853)	—
Accounts payable and accrued expenses	552,285	—
Due to related parties	42,500	—
Net cash used in operating activities	(18,993)	(2,376)

Cash flows from investing activities
Increase in restricted cash	(33,518)	—
Payment of deferred franchise costs	(150,000)	—
Acquisition of hotel property	(25,500,000)	—
Net cash used in investing activities	(25,683,518)	—

Cash flows from financing activities
Proceeds from issuance of common stock	12,525,592	200,000
Proceeds from issuance of Special Limited Partnership Interests	—	1,000
Offering costs paid	(1,586,093)	—
Proceeds from note payable	16,575,000	—
Payment of deferred loan costs	(326,234)	—
Dividends paid	(103,411)	—
Net cash provided by financing activities	27,084,854	201,000

Net change in cash and cash equivalents	1,382,343	198,624
Cash and cash equivalents at beginning of period	198,624	—
Cash and cash equivalents at end of period	$1,580,967	$198,624

Supplemental Disclosure of Cash Flow Activity
Interest paid	$99,109	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$299,675	$—
Issuance of common stock from dividend reinvestment plan	$46,200	$—
Dividends payable	$67,754	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.          Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the year ending December 31, 2016. The Company expects to use the proceeds from its initial public offering to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 5, the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2015, the Company owned a 112-room hotel property located in Austin, Texas. For more information on the Company’s portfolio see Note 3.

The Company is offering $1,100,000,000 in shares of its common stock to the public in its initial public offering, of which $1,000,000,000 in shares are offered at $25.00 per share in the primary offering (the “offering”), with discounts available to certain purchasers, and $100,000,000 in shares are offered pursuant to the Company’s distribution reinvestment plan (the “DRP”) at $23.75 per share. The Company may reallocate the shares between the offering and the DRP. In addition, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

Pursuant to the terms of the offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of the Company’s escrow agreement with UMB Bank, N.A. until the earlier of the date that the Company received subscriptions aggregating at least $2,000,000 or January 20, 2016. On July 2, 2015, the Company received subscriptions aggregating $2,000,000, and the subscription proceeds held in escrow were released to the Company. As of December 31, 2015, the Company had received and accepted investors’ subscriptions for and issued 502,969 shares of the Company’s common stock in the offering, including 1,945 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $12,525,592.

The Company’s advisor is Moody National Advisor II, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Sponsor. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partner interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares of common stock, it transfers substantially all of the net proceeds of the offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

2.          Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on U.S. generally accepted accounting principles (“GAAP”), which require the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of either December 31, 2015 or 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or may be incurred by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by the Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of December 31, 2015, total offering costs were $1,885,768, which comprised $1,252,558 of offering costs incurred directly by the Company and $633,210 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2015, the Company had $299,675 payable to the Advisor for reimbursable offering costs.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2016. The Company did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ended December 31, 2015 and 2014, including not having 100 shareholders for a sufficient number of days in 2015. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfies the other organizational and operational requirements for qualification as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to wholly owned taxable REIT subsidiaries that are subject to federal, state and local income taxes.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company has no material uncertain tax positions as of December 31, 2015.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2014 and 2015 remaining subject to examination by various federal and state tax jurisdictions.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future income amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

The Company elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts receivable, note payable, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate note payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. For the fair value of the Company’s note payable, see Note 4.

Concentration of Credit Risk

As of December 31, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Valuation and Allocation of Hotel Property — Acquisition

Upon acquisition, the purchase price of hotel properties is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

The tangible assets acquired consists of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals, and buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or gain on acquisition of hotel property.

The Company determines the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes it could obtain at the date of acquisition. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are judgmental and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Hotel Property — Ownership

Investment in hotel property is recorded at cost less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amounts of the hotel properties may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the year ended December 31, 2015.

In evaluating the Company’s hotel properties for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during the Company’s ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel properties which could then result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements.

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Revenue is recorded net of any sales and other taxes collected from customers.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.

Restricted Cash

Restricted cash includes reserves for property taxes, as well as reserves for property improvements and replacement of furniture, fixtures, and equipment, as required by certain management or mortgage debt agreement restrictions and provisions.

Accounts Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the customer, which taken as a whole determines the valuation. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the deferred income tax asset.

Deferred Costs

Deferred costs consist of deferred loan costs and franchise costs. Deferred loan costs are recorded at cost and are amortized to interest expense using a method that approximates the effective interest method over the life of the related debt. The deferred franchise costs are recorded at cost and amortized over the term of the franchise contract on a straight-line basis. Accumulated amortization of deferred costs was $8,632 and $0 as of December 31, 2015 and 2014, respectively. Expected future amortization of deferred loan costs and franchise costs is as follows:

Years Ending
December 31	Total	Loan Costs	Franchise Costs
2016	$40,726	$32,526	$8,200
2017	40,637	32,437	8,200
2018	40,637	32,437	8,200
2019	40,637	32,437	8,200
Thereafter	304,965	189,465	115,500
Total	$467,602	$319,302	$148,300

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of December 31, 2015 and 2014, respectively, held by the Company’s independent directors are included in the calculation of earnings per share. Restricted stock was included in basic earnings per share because such restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and enhances the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift in operations, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The Company implemented the provisions of ASU 2014-08 as of January 1, 2015.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015, with early adoption permitted, and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and is not expected to have a material effect on the Company’s consolidated financial position or consolidated results of operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promise goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-2 will have on the Company’s consolidated financial statements and related disclosures, but the Company does not anticipate that adoption of this accounting standard will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the Company’s fiscal year commencing on January 1, 2016. The Company does not anticipate that the adoption of ASU No. 2015-16 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on the Company’s consolidated balance sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the Company’s fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

3.          Investment in Hotel Property

The following table sets forth summary information regarding the Company’s investment in hotel property as of December 31, 2015:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Austin Hotel (Residence Inn)	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2015.

Investments in hotel properties consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Land	$4,310,000	$—
Buildings and improvements	21,690,000	—
Furniture, fixtures and equipment	1,500,000	—
Total cost	27,500,000	—
Accumulated depreciation	(133,840)	—
Investment in hotel property, net	$27,366,160	$—

Fourth Quarter Acquisition

Residence Inn Austin Hotel

On October 15, 2015, Moody National Lancaster-Austin Holding, LLC, a wholly owned subsidiary of the OP (“Moody Residence Inn Austin Holding”), acquired fee simple title to the Residence Inn Austin Hotel from a third-party seller, for an aggregate purchase price of $25,500,000, excluding acquisition costs. The Company recorded the Residence Inn Austin Hotel at its fair value as of the date of acquisition of $27,500,000. The Company recognized a gain on acquisition of hotel property of $2,000,000.

The Company financed the acquisition of the Residence Inn Austin Hotel with proceeds from its public offering and $16,575,000 of indebtedness secured by the Residence Inn Austin Hotel. The purchase price of the Residence Inn Austin Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $4,310,000, $21,690,000, and $1,500,000, respectively. Acquisition costs of $496,165 were expensed when incurred in connection with the acquisition of the Residence Inn Austin Hotel. The Company has recognized approximately $1,077,000 in revenues and a $344,000 net loss, which includes acquisition costs and excludes gain on acquisition of hotel property, for the Residence Inn Austin Hotel for the year ended December 31, 2015. In connection with the acquisition of the Residence Inn Austin Hotel, the Company formed a taxable REIT subsidiary (the “Residence Inn Austin Hotel TRS”). Upon the closing of the acquisition of the Residence Inn Austin Hotel, Moody National Lancaster-Austin MT, LLC, a wholly owned subsidiary of the Residence Inn Austin Hotel TRS (the “Residence Inn Austin Master Tenant”), entered into a Hotel Lease Agreement pursuant to which Moody Residence Inn Austin Holding leases the Residence Inn Austin Hotel to the Residence Inn Austin Hotel Master Tenant. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Residence Inn Austin Hotel pursuant to a Hotel Management Agreement with the Residence Inn Austin Master Tenant.

4.          Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2015, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2015 and 2014, the Company’s note payable consisted of the following:

	Principal as of December 31, 2015	Principal as of December 31, 2014	Interest Rate at December 31, 2015	Maturity Date
Residence Inn Austin Loan	$16,575,000	$—	4.580%	November 1, 2025

The note payable is secured by the Residence Inn Austin Hotel and is payable in monthly installments of principal and interest.

Maturities of the note payable as of December 31, 2015 is as follows:

Year ending December 31,
2016	$—
2017	21,512
2018	253,982
2019	266,031
2020	276,544
Thereafter	15,756,931
Total	$16,575,000

The estimated fair value of the Company’s note payable as of December 31, 2015 and 2014 was $16,575,000 and $0, respectively. The fair value of the note payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.           Capitalization

Capitalization

Under the Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2015, there were a total of 520,969 shares of the Company’s common stock issued and outstanding, including 8,000 shares sold to Sponsor and 10,000 shares of restricted stock, as discussed in Note 7.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.00479 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of common stock. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the year ended December 31, 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
Third Quarter 2015	$16,959	$5,838	$22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)     Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

6.           Related Party Arrangements

The Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the offering, and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by the Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail on the Special Limited Partnership Interests, please see Note 8 (“Subordinated Participation Interest”) below.

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the Company’s initial public offering and an affiliate of the Advisor, receives a commission of up to 7.0% of gross offering proceeds. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales under the DRP. As of December 31, 2015, the Company had paid Moody Securities $939,752 in selling commissions related to the offering and $229,885 in dealer manager fees related to the offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Expenses

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by the Advisor and do not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Company’s public offering as of the date of reimbursement.

As of December 31, 2015, total offering costs were $1,885,768, which comprised $1,252,558 of offering costs incurred directly by the Company and $633,210 in offering costs incurred by and reimbursable to Advisor. As of December 31, 2015, the Company had $299,675 payable to the Advisor for reimbursable offering costs.

Acquisition Fees

The Advisor, or its affiliates, receives an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the year ended December 31, 2015, the Company paid the Advisor acquisition fees of $382,500 in connection with the acquisition of the Residence Inn Austin Hotel.

Financing Coordination Fee

The Advisor receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2015, the Company paid the Advisor financing coordination fees of $165,750 in connection with the acquisition of the Austin Hotel.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (the “Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross receipts from the properties managed by the Property Manager for services it provides in connection with operating and managing properties. The Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay the Property Manager a market-based oversight fee. The Company reimburses the costs and expenses incurred by the Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse the Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the year ended December 31, 2015, the Company paid the Property Manager property management fees of $42,723.

The Company also pays an annual incentive fee to the Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. The Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2015, the Company had not paid any annual incentive fees.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the year ended December 31, 2015, the Company incurred asset management fees of $42,500 payable to the Advisor that are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price. As of December 31, 2015, the Company had not paid any disposition fees to the Advisor.

Operating Expense Reimbursement

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that, beginning after the quarter in which the Company makes its first investment, the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, total operating expenses of the Company were $473,186, which included $171,461 in operating expenses incurred directly by the Company and $301,725 incurred by the Advisor on behalf of the Company. Of the $473,186 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, $335,686 exceeded the 2%/25% Limitation, which amount may be reimbursable to the Advisor, subject to a future determination by the Company’s independent directors. The Company reimbursed the Advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2015.

7.          Incentive Award Plan

The Company has adopted an incentive plan (the “Long Term Incentive Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Long Term Incentive Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Long Term Incentive Plan. The Company has adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”), a sub-plan of the Long Term Incentive Plan, pursuant to which each of the Company’s independent directors received, subject to the plan’s conditions and restrictions, an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

10,000 shares of restricted stock were granted pursuant to the Independent Directors Compensation Plan during the year ended December 31, 2015. The weighted average grant date fair value of the shares of restricted stock was $25.00 per share, which was based on observable market transactions occurring near the dates of the grants. The Company recorded compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted. The Company recorded compensation expense related to such shares of restricted stock of $109,231 and $0 for the year ended December 31, 2015 and the period from July 25, 2014 (inception) and December 31, 2014, respectively. As of December 31, 2015, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan which were granted August 12, 2015. The remaining unrecognized compensation expense of $140,769 will be recognized during the first, second and third quarters of 2016.

8.          Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, Moody LPOP II is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s Advisory Agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

9.          Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2015, the Company escrows payments required for real estate taxes, hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Real estate taxes	$239,846	$—
Hotel furniture and fixtures	33,518	—
Rent holdback	14,720	—
Total restricted cash	$288,084	$—

Franchise Agreements

As of December 31, 2015, the Company’s hotel property is operated under a franchise agreement with an initial term of 20 years. The franchise agreement allows the property to operate under its brand. Pursuant to the franchise agreement, the Company pays a royalty fee of 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $88,000 for the year ended December 31, 2015, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

10.        Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

The provision for income taxes for the Company (other than the TRS) was offset by a full valuation allowance for the years ended December 31, 2015 and 2014 as the Company had net operating losses for those years and the Company does not expect to be able to utilize them after it elects REIT status. As of December 31, 2015, the Company had operating loss carry-forwards of $34,000.

The Company had deferred tax assets of $6,000 and $0 as of December 31, 2015 and 2014 related to net operating loss carry forwards.

The income tax benefit for the years ended December, 2015 and 2014 consisted of the following:

	Years ended December,
	2015	2014
Current expense	$—	$—
Deferred benefit	(6,000)	—
Total benefit	$(6,000)	$—

Federal	$(6,000)	$—
State	—	—
Total tax benefit	$(6,000)	$—

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2015	2014
Expected federal tax at statutory rate	$560,000	$—
Gain on acquisition	(757,000)	—
Valuation allowance for deferred income tax asset	191,000	—
Income tax benefit	$(6,000)	$—

11.          Subsequent Events

Distributions Declared

On December 31, 2015, the Company declared a distribution in the aggregate amount of $67,754, of which $46,147 was paid in cash on January 15, 2016 and $21,607 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On January 31, 2016, the Company declared a distribution in the aggregate amount of $90,033, of which $61,629 was paid in cash on February 15, 2016 and $28,404 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On February 29, 2016, the Company declared a distribution in the aggregate amount of $112,630 which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on March 15, 2016.

Springhill Suites Seattle

On January 28, 2016, Moody National Companies L.P. (“Moody LP”) assigned to the Company all of Moody LP’s rights to and interests in the Agreement of Purchase and Sale, dated as of October 26, 2015 (the “Purchase Agreement”), for the acquisition of a hotel property located in Seattle, Washington commonly known as the Springhill Suites Seattle Downtown (the “Springhill Suites Seattle”) for an aggregate purchase price of $74,100,000, excluding acquisition and other costs. The Company paid $2,000,000 in compensation to Moody LP in connection with the assignment of the Purchase Agreement.

The acquisition of the Springhill Suites Seattle by the Company is subject to substantial conditions to closing and there is no assurance that the Company will close the acquisition.

Amendment to Advisory Agreement

On January 19, 2016, the Company entered into an amendment to its Advisory Agreement with the Advisor, which extended the term of the Advisory Agreement for an additional one-year term expiring on January 20, 2017.

Changes in Directors

On February 22, 2016, Douglas Y. Bech, one of the Company’s independent directors, notified the Company of his resignation from the Company’s board and as a member of the Company’s audit committee. On February 23, 2016, the board elected Clifford P. McDaniel to the Company’s board as an independent director and appointed Mr. McDaniel to the Company’s audit committee. Mr. Bech forfeited his 2,500 unvested shares of our common stock upon his resignation.

MOODY NATIONAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2015

(in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E (1)	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,575,000	$4,310,000	$23,190,000	$27,500,000	$—	$4,310,000	$23,190,000	$27,500,000	$133,840	2014	October 15, 2015
		Total	$16,575,000	$4,310,000	$23,190,000	$27,500,000	$—	$4,310,000	$23,190,000	$27,500,000	$133,840

(1)	The aggregate cost of real estate for federal income tax purposes was $27,815,995 as of December 31, 2015.

MOODY NATIONAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

December 31, 2015

	2015	2014
Real estate:
Balance at the beginning of the year	$—	$—
Acquisitions	27,500,000	—
Improvements and additions	—	—
Dispositions	—	—
Balance at the end of the year	$27,500,000	$—

Accumulated depreciation:
Balance at the beginning of the year	$—	$—
Depreciation	133,840	—
Dispositions	—	—
Balance at the end of the year	$133,840	$—

