Form 10-Q
period 2016-03-31
Moody National REIT II, Inc.
filed 2016-05-16
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  ☐    No  ☒

As of May 3, 2016, there were 1,212,822 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investment in hotel property, net	$27,208,499	$27,366,160
Cash and cash equivalents	8,635,463	1,580,967
Restricted cash	142,123	288,084
Accounts receivable	30,480	46,759
Prepaid expenses and other assets	88,621	48,853
Earnest money and deposits	3,886,500	—
Deferred franchise costs, net of accumulated amortization of $3,750 and $1,700 at March 31, 2016 and December 31, 2015, respectively	146,250	148,300
Total Assets	$40,137,936	$29,479,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable, net of debt issuance costs	$16,263,785	$16,255,698
Accounts payable and accrued expenses	409,659	552,285
Due to related parties	309,658	342,175
Dividends payable	143,688	67,754

Total Liabilities	17,126,790	17,217,912

Special Limited Partnership Interests	1,000	1,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 1,035,615 and 520,969 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10,356	5,210
Additional paid-in capital	21,922,233	10,990,045
Retained earnings	1,077,557	1,264,956
Total stockholders’ equity	23,010,146	12,260,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,137,936	$29,479,123

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenue
Room revenue	$1,314,437	$—
Other hotel revenue	35,915	—
Total revenue	1,350,352	—

Expenses
Hotel operating expenses	599,261	—
Property taxes, insurance and other	52,610	—
Depreciation and amortization	179,551	—
Corporate general and administrative	145,998	—
Total expenses	977,420	—

Operating income	372,932	—

Interest expense and amortization of deferred loan costs	199,979	—

Income before income taxes	172,953	—

Income tax expense	14,000	—

Net income	$158,953	$—

Net income per share – basic and diluted	$0.20	$—
Dividends declared	$0.44	$—
Weighted average common shares outstanding	795,947	8,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2016

(unaudited)

	Preferred Stock		Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2015	—	$—	—	$—	520,969	$5,210	$10,990,045	$1,264,956	$12,260,211
Issuance of common stock, net of offering costs	—	—	—	—	508,589	5,086	10,789,770	—	10,794,856
Issuance of common stock pursuant to dividend reinvestment plan	—	—	—	—	3,557	35	84,431	—	84,466
Stock-based compensation	—	—	—	—	2,500	25	57,987	—	58,012
Net income	—	—	—	—	—	—	—	158,953	158,953
Dividends declared	—	—	—		—	—	—	(346,352)	(346,352)
Balance at March 31, 2016	—	$—	—	$—	1,035,615	$10,356	$21,922,233	$1,077,557	$23,010,146

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net income	$158,953	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,551	—
Amortization of deferred loan costs	8,087	—
Deferred income tax	6,000	—
Stock-based compensation	58,012	—
Changes in operating assets and liabilities
Restricted cash	196,238	—
Accounts receivable	16,279	—
Prepaid expenses and other assets	(45,768)	—
Accounts payable and accrued expenses	(142,626)	—
Due to related parties	(41,249)	—
Net cash provided by operating activities	393,477	—

Cash flows from investing activities
Increase in restricted cash	(50,277)	—
Earnest money and deposits paid	(3,886,500)
Improvements and additions to hotel property	(19,840)	—
Net cash used in investing activities	(3,956,617)	—

Cash flows from financing activities
Proceeds from issuance of common stock	12,714,737	—
Offering costs paid	(1,911,149)	—
Dividends paid	(185,952)	—
Subscriptions for common stock	—	14,000
Escrowed investor proceeds	—	(14,000)
Net cash provided by financing activities	10,617,636	—

Net change in cash and cash equivalents	7,054,496	—
Cash and cash equivalents at beginning of year	1,580,967	198,624
Cash and cash equivalents at end of year	$8,635,463	$198,624

Supplemental Disclosure of Cash Flow Activity
Interest paid	$191,892	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$8,732	$—
Issuance of common stock from dividend reinvestment plan	$84,466	$—
Dividends payable	$143,688	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

1.	Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the year ending December 31, 2016. The Company has used, and expects to use, the proceeds from its initial public offering (as described below) to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 5, the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2016, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”). For more information on the Company’s property see Note 3.

The Company is offering $1,100,000,000 in shares of its common stock to the public in its initial public offering (the “Offering”), of which $1,000,000,000 in shares are offered at $25.00 per share in the primary offering (the “Primary Offering”), with discounts available to certain purchasers, and $100,000,000 in shares are offered pursuant to the Company’s distribution reinvestment plan (the “DRP”) at $23.75 per share. The Company may reallocate the shares between the Primary Offering and the DRP. In addition, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

As of March 31, 2016, the Company had received and accepted investors’ subscriptions for and issued 1,015,115 shares of the Company’s common stock in the Offering, including 5,502 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $25,240,328.

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

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which require the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of March 31, 2016.

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

As of March 31, 2016, total offering costs for the Offering were $3,805,649, comprised of $2,524,032 of offering costs incurred directly by the Company and $1,281,617 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2016, the Company had $308,407 payable to the Advisor for reimbursable offering costs.

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

Provided that the Company qualifies as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfies the other organizational and operational requirements for qualification as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to wholly-owned taxable REIT subsidiaries that are subject to federal, state and local income taxes.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2016.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax provisions in the current period results of operations, if necessary. The Company has tax years 2014, 2015 and 2016 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10.

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, note payable, accounts payable and accrued expenses. With the exception of the Company’s fixed-rate note payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s note payable, see Note 4.

Concentration of Credit Risk

As of March 31, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Valuation and Allocation of Hotel Property — Acquisition

Upon acquisition, the purchase price of hotel properties is allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations, if any, based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

The tangible assets acquired consist of land, buildings, furniture, fixtures and equipment. Land values are derived from appraisals and buildings are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or gain on acquisition of hotel property.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Hotel Property — Ownership

Investment in hotel property is recorded at cost less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The costs of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2016.

In evaluating a hotel property for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during the Company’s ownership and the projected sales price of the property. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel property which could then result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements.

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

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Earnest money and Deposits

Earnest money and deposits includes earnest money, rate-lock deposits and expense deposits for future acquisitions.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $3,750 and $1,700 as of March 31, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs, based on our obligations as of March 31, 2016, is as follows:

Years Ending December 31	Franchise Costs
2016	$6,150
2017	8,200
2018	8,200
2019	8,200
Thereafter	115,500
Total	$146,250

Deferred Loan Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of deferred loan costs was $15,019 and $6,932 as of March 31, 2016 and December 31, 2015, respectively. Expected future amortization of deferred loan costs, based on our obligations as of March 31, 2016, is as follows:

Years Ending December 31	Loan Costs
2016	$24,439
2017	32,437
2018	32,437
2019	32,437
Thereafter	189,465
Total	$311,215

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of March 31, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of earnings per share. Non-vested shares of restricted stock were included in basic earnings per share because such restricted stock participates in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income and comprehensive income.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 did not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of-credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

The Company adopted ASU 2015-03 and ASU 2015-15 during the first quarter of 2016. As a result, for all periods presented, deferred financing costs related to notes payable are included as reductions to note payable, net of issuance costs. At December 31, 2015, deferred financing costs were reclassified as follows:

	Deferred Costs, Net of Accumulated Amortization	Note Payable, Net of Debt Issuance Costs
December 31, 2015
As previously presented	$467,602	$16,575,000
Reclassification of deferred loan costs	(319,302)	(319,302)
As presented herein	$148,300	$16,255,698

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition date nor has the Company determined the effect of ASU No. 2016-02 on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for the Company’s fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2016-09 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

3.	Investment in Hotel Property

The following table sets forth summary information regarding the Company’s investment in hotel property as of March 31, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000

(1)	Excludes closing costs and includes gain on acquisition.

Investments in hotel property consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Land	$4,310,000	$4,310,000
Buildings and improvements	21,690,000	21,690,000
Furniture, fixtures and equipment	1,519,840	1,500,000
Total cost	27,519,840	27,500,000
Accumulated depreciation	(311,341)	(133,840)
Investment in hotel property, net	$27,208,499	$27,366,160

4.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2016 and December 31, 2015, the Company’s note payable consisted of the following:

	Principal as of March 31, 2016	Principal as of December 31, 2015	Interest Rate at March 31, 2016	Maturity Date
Residence Inn Austin Loan	$16,575,000	$16,575,000	4.580%	November 1, 2025

The note payable is secured by the Residence Inn Austin and is payable in monthly installments of interest only through 2016 and monthly installments of principal and interest beginning in 2017.

Maturities of the note payable as of March 31, 2016 are as follows:

Year ending December 31,
2016	$—
2017	21,512
2018	253,982
2019	266,031
2020	276,544
Thereafter	15,756,931
Total	$16,575,000

The estimated fair value of the Company’s note payable as of both March 31, 2016 and December 31, 2015 was $16,575,000. The fair value of the note payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Capitalization

Capitalization

Under the Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2016, there were a total of 1,035,615 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 12,500 shares of restricted stock, as discussed in Note 7.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized a distribution to the Company’s stockholders that (1) accrues daily to the stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month and (3) is calculated at a rate of $0.00479 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of common stock. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
First Quarter 2015	$—	$—	$—

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

6.	Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 8.

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor, receives a commission of up to 7.0% of gross offering proceeds for shares sold in the Primary Offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds for shares sold in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of March 31, 2016, the Company had paid Moody Securities $1,966,160 in selling commissions related to the Offering and $451,249 in dealer manager fees related to the Offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Expenses

Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and do not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Offering as of the date of reimbursement.

As of March 31, 2016, total offering costs were $3,805,649, comprised of $2,524,032 of offering costs incurred directly by the Company and $1,281,617 in offering costs incurred by and reimbursable to Advisor. As of March 31, 2016, the Company had $308,407 payable to Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company did not pay any acquisition fees to Advisor during the three months ended March 31, 2016 and 2015.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three months ended March 31, 2016 and 2015.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not pay any financing coordination fees to Advisor during the three months ended March 31, 2016 and 2015.

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross receipts from the properties managed by Property Manager for services it provides in connection with operating and managing properties. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2016 and 2015, the Company paid property management fees to Property Manager of $53,978 and $0, respectively, and accounting fees of $7,500 and $0, respectively, pursuant to the terms of a hotel management agreement, and which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2016, the Company had not paid any annual incentive fees.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2016 and 2015, the Company incurred asset management fees of $68,751 and $0 payable to the Advisor, and which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price. As of March 31, 2016, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which the Company makes its first investment, the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first asset, the Residence Inn Austin, in the fourth quarter of 2015. For the four fiscal quarters ended March 31, 2016, total operating expenses of the Company were $812,183, which included $317,459 in operating expenses incurred directly by the Company and $494,724 incurred by Advisor on behalf of the Company. Of the $812,183 in total operating expenses incurred during the four fiscal quarters ended March 31, 2016, $322,498 would have exceeded the 2%/25% Limitation had such limitation been applicable. The Company had $0 in operating expenses reimbursable Advisor during the four fiscal quarters ended March 31, 2016.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

On February 22, 2016, Douglas Y. Bech, one of the Company’s independent directors, notified the Company of his resignation from the Company’s board of directors and as a member of the audit committee of the board of directors. Mr. Bech forfeited 2,500 shares of restricted, non-vested stock upon his resignation. On February 23, 2016, the Company’s board of directors elected Clifford P. McDaniel thereto as an independent director and appointed Mr. McDaniel to the audit committee of the board of directors. The Company granted Mr. McDaniel 5,000 shares of restricted stock in connection with his election. The weighted average grant date fair value of the shares of restricted stock was $25.00 per share, which was based on observable market transactions occurring near the date of the grants. The Company will record compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted.

The Company recorded compensation expense related to such shares of restricted stock of $58,012 and $0 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 7,500 non-vested shares of $145,257 will be recognized during the second, third, and fourth quarters of 2016 and first quarter of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	—	$—
Shares granted on August 12, 2015	10,000	25.00
Shares vested	(2,500)	25.00

Balance of non-vested shares as of December 31, 2015	7,500	25.00
Shares forfeited on February 22, 2016	(2,500)	25.00
Shares granted on February 23, 2016	5,000	25.00
Shares vested	(2,500)	25.00
Balance of non-vested shares as of March 31, 2016	7,500	$25.00

8.	Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, Moody LPOP II is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

9.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements related to the Residence Inn Austin and existing at March 31, 2016, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Real estate taxes	$43,608	$239,846
Hotel furniture and fixtures	83,795	33,518
Rent holdback	14,720	14,720
Total restricted cash	$142,123	$288,084

Franchise Agreements

As of March 31, 2016, the Residence Inn Austin was operated under a franchise agreement with an initial term of 20 years. The franchise agreement allows the property to operate under its brand. Pursuant to the franchise agreement, the Company pays a royalty fee of 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $113,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2016, the Company had operating loss carry-forwards of $34,000.

The Company had deferred tax assets of $0 and $6,000 as of March 31, 2016 and December 31, 2015, respectively, related to net operating loss carry forwards.

The income tax expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three months ended March 31,
	2016	2015
Current expense	$8,000	$—
Deferred expense	6,000	—
Total expense	$14,000	$—

Federal	$14,000	$—
State	—	—
Total tax expense	$14,000	$—

11.	Subsequent Events

Distributions Declared

On March 31, 2016, the Company declared a distribution in the aggregate amount of $143,688, of which $99,576 was paid in cash on April 15, 2016 and $44,112 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On April 30, 2016, the Company declared a distribution in the aggregate amount of $162,104 which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about May 15, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Moody National REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Moody National REIT II, Inc., a Maryland corporation, and, as required by context, Moody National Operating Partnership II, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

●	the availability of capital and

●	changes in interest rates.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ending December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Moody National Advisor II, LLC, an affiliate of ours, which we refer to as our “advisor.” Our advisor was formed in July 2014. Our sponsor, Moody National REIT Sponsor, LLC, is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor. We refer to Moody National REIT Sponsor, LLC as our “sponsor.”

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11 effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock. We are offering up to $1,000,000,000 in shares to the public at $25.00 per share (subject to certain discounts) in our primary offering and up to $100,000,000 in shares to our stockholders pursuant to our distribution reinvestment plan, or DRP, at an initial price of $23.75 per share. Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of March 31, 2016, we had received and accepted investors’ subscriptions for and issued 1,015,115 shares of our common stock in our offering, including 5,502 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $25,240,328. We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of May 3, 2016, we had received and accepted investors’ subscriptions for and issued 1,192,322 shares of our common stock in our offering, including 7,359 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $29,624,062. As of May 3, 2016, 38,802,537 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We intend to use the proceeds from our initial public offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of March 31, 2016, our portfolio consisted of a hotel property known as the Residence Inn Austin University Area, or the Residence Inn Austin, a select-service hotel facility with 112 guest rooms located in Austin, Texas. In addition, on January 28, 2016, Moody National Companies L.P. assigned to us all of its rights to and interests in an Agreement of Purchase and Sale, dated as of October 26, 2015, for the acquisition of a hotel property located in Seattle, Washington known as the Springhill Suites Seattle Downtown, or the Springhill Suites Seattle, a select-service hotel consisting of 234 guest rooms. Our acquisition of the Springhill Suites Seattle is subject to substantial conditions to closing and there is no assurance that we will close the acquisition.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments.

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount of $1,100,000,000, we will make fewer investments resulting in less diversification in terms of the number of investments owned and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income would be higher, which could affect our net income and results of operations.

Results of Operations

We were formed on July 25, 2014. As of March 31, 2015, we had not commenced real estate operations and did not own any properties. As of March 31, 2016, we owned the Residence Inn Austin. Because we did not own any properties and had not commenced real estate operations as of March 31, 2015, our results of operations for the three months ended March 31, 2015 are not directly comparable to those for the three months ended March 31, 2016. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenue

Total revenue was $1,350,352 for the three months ended March 31, 2016. All revenue for the three months ended March 31, 2016 was hotel-related revenue, of which $1,314,437 was room revenue and $35,915 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $599,261 for the three months ended March 31, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $52,610 for the three months ended March 31, 2016, all of which related to the operation of the Residence Inn Austin.

Depreciation and Amortization

Depreciation and amortization were $179,551 for the three months ended March 31, 2016 all of which related to the operation of the Residence Inn Austin.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $145,998 for the three months ended March 31, 2016. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs were $199,979 for the three months ended March 31, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $14,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Proceeds from our offering currently supply a significant portion of our cash. Over time, however, we anticipate that cash from operations will generally fund our cash needs for items other than asset acquisitions.

There may be a delay between the sale of shares of our common stock during our offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Net Cash Used in Operating Activities

As of March 31, 2016, the Residence Inn Austin was our sole hotel property. We did not own any properties during the three months ended March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $393,477 and $0, respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $3,956,617 and $0, respectively. The increase in cash used in investing activities for the three months ended March 31, 2016 was due to the payment of earnest money and deposits of $3,866,500, an increase in restricted cash of $50,277, as required by our lender, and improvements and additions made to hotel properties of $19,840.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2016, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs and distributions paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $10,617,636 and $0, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2016, was primarily due to gross offering proceeds of $12,714,737 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015.

Cash and Cash Equivalents

As of March 31, 2016, we had cash on hand of $8,635,463.

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

As of March 31, 2016, our outstanding indebtedness totaled $16,575,000. Our aggregate borrowings are reviewed by our board at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2016 and December 31, 2015, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$16,575,000	$—	$275,494	$542,575	$15,756,931
Interest payments on outstanding debt obligations(2)	7,035,131	579,895	1,532,970	1,491,973	3,430,293
Purchase obligations(3)	—	—	—	—	—
Total	$23,610,131	$579,895	$1,808,464	$2,034,548	$19,187,224

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2016.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2016.

Organization and Offering Costs

We pay our organization and offering costs that we directly incur or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our offering, provided that within 60 days of the last day of the month in which such offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with that offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in that offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of March 31, 2016, total offering costs were $3,805,649, comprised of $2,524,032 of offering costs incurred directly by us and $1,281,617 in offering costs incurred by and reimbursable to our advisor. As of March 31, 2016, we had $308,407 payable to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which we complete our first investment, we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. We acquired our first asset in the fourth quarter of 2015. For the four fiscal quarters ended March 31, 2016, our total operating expenses were $812,183, which included $317,459 in operating expenses incurred directly by us and $494,724 incurred by our advisor on our behalf. Of that $812,183 in total operating expenses, $322,498 would have exceeded the 2%/25% Limitation had it been applicable. The Company had $0 in operating expenses reimbursable to our advisor during the four fiscal quarters ended March 31, 2016.

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

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2016. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ending December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014, including not having enough shareholders for a sufficient number of days in those periods. Prior to qualifying to be taxed as a REIT, we were, and will be, subject to normal federal and state corporation income taxes.

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

Provided that we qualify as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

We lease the hotels that we acquire to wholly-owned taxable REIT subsidiaries, or TRSs, that are subject to federal, state and local income taxes.

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2016.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. Our tax years 2014 and 2015 remain subject to examination by various federal and state tax jurisdictions.

Valuation and Allocation of Hotel Property — Acquisitions

Upon acquisition, the purchase prices of hotel properties are allocated to the tangible assets acquired, consisting of land, buildings and furniture, fixtures and equipment, any assumed debt, identified intangible assets and asset retirement obligations, if any, based on their fair values. Acquisition costs are charged to expense as incurred. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

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

Valuation and Allocation of Hotel Property — Ownership

Investments in hotel property are recorded at cost, less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Earnings per Share

Earnings per share, or “EPS,” is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of March 31, 2016 and 2015, respectively, held by our independent directors are included in the calculation of earnings per share. Non-vested restricted stock was included in basic earnings per share because such restricted stock participates in dividends.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” to revise the presentation of debt issuance costs. Under ASU 2015-03, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred costs will continue to be included in interest expense. ASU 2015-03 did not directly address presentation or subsequent measurement of issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that such costs may be presented as an asset and subsequently amortized over the term of the line-of –credit arrangement. The cumulative guidance, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

We adopted ASU 2015-03 and ASU 2015-15 during the first quarter of 2016. As a result, for all periods presented, deferred financing costs related to notes payable are included as reductions to note payable, net of issuance costs. At December 31, 2015, deferred financing costs were reclassified as follows:

	Deferred Costs, Net of Accumulated Amortization	Note Payable, Net of Debt Issuance Costs
December 31, 2015
As previously presented	$467,602	$16,575,000
Reclassification of deferred loan costs	(319,302)	(319,302)
As presented herein	$148,300	$16,255,698

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition date nor have we determined the effect of ASU No. 2016-02 on our consolidated financial position or our consolidated results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2016-09 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of March 31, 2016, our investment consisted of our interest in the Residence Inn Austin. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of March 31, 2016, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month and (3) are calculated at a rate of $0.00479 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
First Quarter 2015	$—	$—	$—

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses payable to our advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness, and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below does not reflect any such exclusions.

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

MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. However, MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and, given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

 The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2016	2015
Net Income	$158,953	$—
Adjustments:
Depreciation of real estate assets	179,551	—
Funds from Operations	338,504	—
Adjustments	—	—
Modified Funds from Operations	$338,504	$—

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 6 (Related Party Arrangements) to the consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On March 31, 2016, we declared a distribution in the aggregate amount of $143,688, of which $99,576 was paid in cash on April 15, 2016 and $44,112 was paid pursuant to the DRP in the form of additional shares of our common stock. On April 30, 2016, we declared a distribution in the aggregate amount of $162,104 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about May 15, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of March 31, 2016, our only indebtedness was a note secured by the Residence Inn Austin that accrues interest at a fixed rate. Therefore, an increase or decrease in interest rates would have no effect on our interest expense. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2016 and December 31, 2015, our note payable consisted of the following:

	Principal as of March 31, 2016	Principal as of December 31, 2015	Interest Rate at March 31, 2016	Maturity Date
Residence Inn Austin Loan	$16,575,000	$16,575,000	4.580%	November 1, 2025

The note payable is secured by the Residence Inn Austin and is payable in monthly installments interest only in calendar year 2016 and monthly installments of principal and interest thereafter.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of March 31, 2016, we had no credit risk exposure because we held no debt or similar securities.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305), registering our offering of up to $1,100,000,000 in shares of our common stock, was declared effective and we commenced our offering. We are offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $25.00 per share and up to $100,000,000 of shares of our common stock pursuant to our DRIP at $23.75 per share. Our offering will terminate no later than January 20, 2017, unless extended.

As of March 31, 2016, we had accepted subscriptions for, and issued, 1,015,115 shares of our common stock, including 5,502 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $25,240,328.

As of March 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,417,409	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,388,240	Actual
Total expenses	$3,805,649

As of March 31, 2016, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $21,434,679, excluding $5,838 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of March 31, 2016, we used approximately $8,925,000 of the net proceeds from our offering to acquire the Residence Inn Austin. For more information regarding how we used our net offering proceeds through March 31, 2016, see our financial statements included in this quarterly report.

In connection with the election of Mr. McDaniel to our board of directors, we granted Mr. McDaniel 5,000 shares of restricted stock pursuant to our Independent Directors Compensation Plan.

During the three months ended March 31, 2016, we did not redeem any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

1.1	Amended and Restated Dealer Manager Agreement, dated January 15, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody Securities, LLC (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Amendment No. 1 to the Advisory Agreement, dated January 19, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2016)

10.2	Assignment Agreement, dated January 28, 2016, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.3	Agreement of Purchase and Sale, dated as of October 26, 2015, by and among Moody National SHS Seattle MT, LLC, certain Fee Owners, and Moody National Companies, LP (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 16, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

1.1	Amended and Restated Dealer Manager Agreement, dated January 15, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody Securities, LLC (incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Amendment No. 1 to the Advisory Agreement, dated January 19, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2016)

10.2	Assignment Agreement, dated January 28, 2016, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.3	Agreement of Purchase and Sale, dated as of October 26, 2015, by and among Moody National SHS Seattle MT, LLC, certain Fee Owners, and Moody National Companies, LP (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith