Form 10-Q
period 2016-06-30
Moody National REIT II, Inc.
filed 2016-08-15
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes  ☐    No  ☒

As of August 5, 2016, there were 2,151,734 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investments in hotel properties, net	$100,944,652	$27,366,160
Cash and cash equivalents	10,190,916	1,580,967
Restricted cash	353,583	288,084
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $0 at June 30, 2016 and December 31, 2015, respectively	518,374	46,759
Prepaid expenses and other assets	449,200	48,853
Deferred franchise costs, net of accumulated amortization of $6,796 and $1,700 at June 30, 2016 and December 31, 2015, respectively	243,204	148,300
Total Assets	$112,699,929	$29,479,123

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of debt issuance costs	$71,523,842	$16,255,698
Accounts payable and accrued expenses	2,328,984	552,285
Due to related parties	1,012,344	342,175
Dividends payable	240,029	67,754
Operating partnership distributions payable	2,582	—

Total Liabilities	75,107,781	17,217,912

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 1,785,791 and 520,969 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,858	5,210
Additional paid-in capital	37,928,839	10,990,045
Retained earnings (accumulated deficit)	(795,092)	1,264,956
Total stockholders’ equity	37,151,605	12,260,211
Noncontrolling interest in Operating Partnership	439,543	—
Total Equity	37,591,148	12,260,211

TOTAL LIABILITIES AND EQUITY	$112,699,929	$29,479,123

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue
Room revenue	$3,324,190	$—	$4,638,627	$—
Other hotel revenue	131,113	—	167,028	—
Total revenue	3,455,303	—	4,805,655	—

Expenses
Hotel operating expenses	1,613,266	—	2,212,527	—
Property taxes, insurance and other	150,146	—	202,756	—
Depreciation and amortization	376,054	—	555,605	—
Property acquisition	1,238,122	—	1,238,122	—
Corporate general and administrative	528,703	516	674,701	516
Total expenses	3,906,291	516	4,883,711	516

Operating loss	(450,988)	(516)	(78,056)	(516)

Interest expense and amortization of deferred loan costs	668,079	—	868,058	—

Loss before income tax expense	(1,119,067)	(516)	(946,114)	(516)

Income tax expense	156,000	—	170,000	—

Net loss	(1,275,067)	(516)	(1,116,114)	(516)

Loss attributable to noncontrolling interest in Operating Partnership	7,727	—	7,727	—

Net loss attributable to common stockholders	$(1,267,340)	$(516)	$(1,108,387)	$(516)
Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.94)	$(0.06)	$(1.03)	$(0.06)
Dividends declared	$0.44	$—	$0.87	$—
Weighted average shares outstanding	1,354,525	8,000	1,072,200	8,000

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2016

(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Number of Units	Value	Total Equity
Balance at December 31, 2015	—	$—	520,969	$5,210	$10,990,045	$1,264,956	—	$—	$12,260,211
Issuance of common stock, net of offering costs	—	—	1,249,621	12,496	26,505,622	—	—	—	26,518,118
Issuance of operating partnership units	—	—	—	—	—	—	18,000	450,540	450,540
Issuance of common stock pursuant to dividend reinvestment plan	—	—	10,201	102	242,163	—	—	—	242,265
Stock-based compensation	—	—	5,000	50	191,009	—	—	—	191,059
Net loss	—	—	—	—	—	(1,108,387)	—	(7,727)	(1,116,114)
Dividends and distributions declared	—	—	—	—	—	(951,661)	—	(3,270)	(954,931)
Balance at June 30, 2016	—	$—	1,785,791	$17,858	$37,928,839	$(795,092)	18,000	$439,543	$37,591,148

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,116,114)	$(516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	555,605	—
Amortization of deferred loan costs	175,523	—
Deferred income tax	6,000	—
Stock-based compensation	191,059	—
Changes in operating assets and liabilities:
Restricted cash	105,055	—
Accounts receivable	(471,615)	—
Prepaid expenses and other assets	(406,347)	—
Accounts payable and accrued expenses	1,776,699	234
Due to related parties	340,500	—
Net cash provided by (used in) operating activities	1,156,365	(282)

Cash flows from investing activities
Increase in restricted cash	(170,554)	—
Payment of deferred franchise costs	(100,000)	—
Improvements and additions to hotel properties	(29,001)	—
Acquisition of hotel property	(73,649,460)	—
Net cash used in investing activities	(73,949,015)	—

Cash flows from financing activities
Proceeds from issuance of common stock	31,240,539	—
Offering costs paid	(4,392,752)	—
Dividends paid	(537,121)	—
Operating partnership distributions paid	(688)	—
Proceeds from note payable	56,250,000	—
Payment of deferred loan costs	(1,157,379)	—
Subscriptions for common stock	—	2,033,722
Escrowed investor proceeds	—	(2,033,740)
Net cash provided by (used in) financing activities	81,402,599	(18)

Net change in cash and cash equivalents	8,609,949	(300)
Cash and cash equivalents at beginning of year	1,580,967	198,624
Cash and cash equivalents at end of year	$10,190,916	$198,324

Supplemental Disclosure of Cash Flow Activity
Interest paid	$385,894	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$329,669	$—
Issuance of common stock from dividend reinvestment plan	$242,265	$—
Issuance of operating partnership units for hotel property	$450,540	$—
Dividends payable	$172,275	$—
Operating partnership distributions payable	$2,582	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

1.	Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the year ending December 31, 2016. The Company has used, and expects to use, the proceeds from its initial public offering (as described below) to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 5, “Equity,” the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of June 30, 2016, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”) and a 234-room hotel property located in Seattle, Washington (the “Springhill Suites Seattle”). For more information on the Company’s properties see Note 3, “Investments in Hotel Properties.”

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

As of June 30, 2016, the Company had received and accepted investors’ subscriptions for and issued 1,762,791 shares of the Company’s common stock in the Offering, including 12,146 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $43,766,130.

The Company’s advisor is Moody National Advisor II, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Sponsor. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP were Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partner interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares of common stock, it transfers substantially all of the net proceeds from such sales to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the six months ended June 30, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of June 30, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or may be incurred by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with the public offering by the Company, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by the Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of June 30, 2016, total offering costs for the Offering were $6,608,189, comprised of $4,377,228 of offering costs incurred directly by the Company and $2,230,961 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2016, the Company had $629,344 payable to the Advisor for reimbursable offering costs.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2016. The Company did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014, including not having 100 shareholders for a sufficient number of days in 2015. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2016.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2014, 2015 and 2016 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Incomes Taxes.”

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate note payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s notes payable, see Note 4, “Debt.”

Concentration of Credit Risk

As of June 30, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Valuation and Allocation of Hotel Properties — Acquisition

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

Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or gain on acquisition of hotel property.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level III inputs to value acquired properties. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Valuation and Allocation of Hotel Properties — Ownership

Investment in hotel properties is recorded at cost less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The costs of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or six months ended June 30, 2016.

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

Accounts Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the customer, which, taken as a whole, determines the valuation. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $6,796 and $1,700 as of June 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs as of June 30, 2016 is as follows:

Years Ending December 31	Franchise Costs
2016	$8,860
2017	17,720
2018	17,720
2019	17,720
Thereafter	181,184
Total	$243,204

Deferred Loan Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. All periods presented have been reclassified to conform with this presentation. Accumulated amortization of deferred loan costs was $182,455 and $6,932 as of June 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred loan costs as of June 30, 2016 is as follows:

Years Ending December 31	Loan Costs
2016	$792,131
2017	254,688
2018	32,437
2019	32,437
Thereafter	189,465
Total	$1,301,158

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 6,250 and 0 shares as of June 30, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss and comprehensive loss.

Recent Accounting Pronouncements

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

3.	Investments in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	56,250,000

Totals				$101,600,000	346	$72,825,000

(1)	Excludes closing costs and includes gain on acquisition.

Investments in hotel properties consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Land	$18,350,000	$4,310,000
Buildings and improvements	80,810,000	21,690,000
Furniture, fixtures and equipment	2,469,001	1,500,000
Total cost	101,629,001	27,500,000
Accumulated depreciation	(684,349)	(133,840)
Investments in hotel properties, net	$100,944,652	$27,366,160

Second Quarter Acquisition

Springhill Suites Seattle

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP (“Moody Seattle Holding”), acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle, for an aggregate purchase price of $74,100,000, excluding acquisition costs. The Company financed the acquisition of the Springhill Suites Seattle with the proceeds from the Offering, $56,250,000 of indebtedness secured by the Springhill Suites Seattle and the issuance of approximately 18,000 common units of the OP. The purchase price of the Springhill Suites Seattle, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $14,040,000, $59,120,000, and $940,000, respectively. Acquisition costs of $1,238,122 were expensed when incurred in connection with the acquisition of the Springhill Suites Seattle. The Company has recognized approximately $2,077,000 in revenues and a $978,000 net loss, which includes acquisition costs, for the Springhill Suites Seattle for the six months ended June 30, 2016. Upon the closing of the acquisition of the Springhill Suites Seattle, Moody National Yale-Seattle MT, LLC (the “Seattle Master Tenant”), a wholly owned subsidiary of the Company’s taxable REIT subsidiary, entered into a Hotel Lease Agreement pursuant to which the Seattle Master Tenant leases the Springhill Suites Seattle from Moody Seattle Holding. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Springhill Suites Seattle pursuant to a Hotel Management Agreement with the Seattle Master Tenant.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2016 is presented as if the Company acquired the Springhill Suites Seattle on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Springhill Suites Seattle on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	(unaudited)	(unaudited)
Revenue	$5,393,885	$10,072,745
Net income (loss)	119,570	(1,187,030)
Net income (loss) attributable to common stockholders	127,297	(1,179,303)
Net income (loss) per common share - basic and diluted	$0.08	$(0.64)

Pro forma information is not presented for the three and six months ended June 30, 2015 because the Company had not broken escrow for the Offering and had not commenced real estate operations as of June 30, 2015.

4.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2016 and December 31, 2015, our mortgage notes payable secured by the respective real properties, consisted of the following:

Mortgage Loan	Principal as of June 30, 2016	Principal as of December 31, 2015	Interest Rate at June 30, 2016		Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%		November 1, 2025
Springhill Suites Seattle(2)	56,250,000	—	LIBOR + 4.75	%(3)	February 23, 2017
	$72,825,000	$16,575,000

(1)	A monthly payment of interest only is due and payable in calendar year 2016, after which a monthly payment of principal and interest is due and payable until the maturity date.
(2)	A monthly payment of interest only is due and payable for the term of the loan, in addition to principal payments of $2,800,000 on each of July 1, 2016, August 1, 2016 and September 1, 2016, and an estimated principal payment of $3,390,000 on October 1, 2016. The Company prepaid the foregoing aggregate principal amounts of $11,790,000 as of August 1, 2016. Any remaining principal is due for repayment upon the maturity of the loan.
(3)	The interest rate for the Springhill Suites Seattle loan can vary depending upon certain circumstances, including changes in LIBOR, as set forth in the loan agreement for that loan.

Maturities of the notes payable as of June 30, 2016 are as follows:

Year ending December 31,
2016	$11,790,000
2017	44,481,511
2018	253,982
2019	266,031
2020	276,544
Thereafter	15,756,932
Total	$72,825,000

The estimated fair value of the Company’s notes payable as of both June 30, 2016 and December 31, 2015 was $72,825,000 and $16,575,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2016, there were a total of 1,785,791 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 15,000 shares of restricted stock, as discussed in Note 7, “Incentive Award Plan.”

The Company’s board of directors is authorized to amend its Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized a distribution to the Company’s stockholders that (1) accrues daily to the stockholders of record as of the close of business on each day, (2) is payable in cumulative amounts on or before the 15th day of each calendar month and (3) is calculated at a rate of $0.00479 per share of the Company’s common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $25.00 per share of common stock. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Total	$537,121	$242,265	$779,386

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Total	$—	$—	$—

(1)	Amount of distributions paid in shares of common stock pursuant to our DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2016 was $439,543, which represented 18,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $7,727 and $0 for the three months ended June 30, 2016 and 2015, respectively, and was $7,727 and $0 for the six months ended June 30, 2016 and 2015, respectively.

6.	Related Party Arrangements

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 8, “Subordinated Partnership Interest.”

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor, receives a commission of up to 7.0% of gross offering proceeds for shares sold in the Primary Offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds for shares sold in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of June 30, 2016, the Company had paid Moody Securities $3,265,137 in selling commissions related to the Offering and $732,332 in dealer manager fees related to the Offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of June 30, 2016, total offering costs were $6,608,189, comprised of $4,377,228 of offering costs incurred directly by the Company and $2,230,961 in offering costs incurred by and reimbursable to Advisor. As of June 30, 2016, the Company had $629,344 payable to Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the three and six months ended June 30, 2016, the Company paid Advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle. For the three and six months ended June 30, 2015, the Company did not pay Advisor any acquisition fees.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three and six months ended June 30, 2016 and 2015.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the six months ended June 30, 2016, the Company paid $562,500 in debt financing fees to Advisor incurred in connection with the acquisition of the Springhill Suites Seattle. For the three and six months ended June 30, 2015, the Company did not pay any debt financing fees to Advisor.

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2016 and 2015, the Company paid the Property Manager property management fees of $138,212 and $0, respectively, and accounting fees of $10,000 and $0. For the six months ended June 30, 2016 and 2015, the Company paid the Property Manager property management fees of $192,190 and $0, respectively, and accounting fees of $17,500 and $0, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2016, the Company had not incurred any annual incentive fees.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2016 and 2015, the Company incurred asset management fees of $130,000 and $0, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred asset management fees of $198,751 and $0, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of June 30, 2016, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which the Company makes its first investment, the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first asset, the Residence Inn Austin, in the fourth quarter of 2015. For the four fiscal quarters ended June 30, 2016, total operating expenses of the Company were $1,247,846, which included $593,162 in operating expenses incurred directly by the Company and $654,684 incurred by Advisor on behalf of the Company. Of the $1,247,846 in total operating expenses incurred during the four fiscal quarters ended June 30, 2016, $377,205 would have exceeded the 2%/25% Limitation had such limitation been applicable. The Company recorded $253,000 in operating expenses reimbursable Advisor during the four fiscal quarters ended June 30, 2016.

Springhill Suites Seattle

On May 24, 2016, the OP acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle (the “Seattle TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of approximately $74,100,000. The Seattle TIC Owners acquired their tenant-in-common interests in the Springhill Suites Seattle in a tenant-in-common program sponsored by an affiliate of the Company.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company.

On February 22, 2016, Douglas Y. Bech, one of the Company’s independent directors, notified the Company of his resignation from the Company’s board of directors and as a member of the audit committee of the board of directors. Mr. Bech’s 2,500 shares of restricted, non-vested stock have continued to vest after his resignation upon the approval of the board of directors. On February 23, 2016, the Company’s board of directors elected Clifford P. McDaniel thereto as an independent director and appointed Mr. McDaniel to the audit committee of the board of directors. The Company granted Mr. McDaniel 5,000 shares of restricted stock in connection with his election. The weighted average grant date fair value of the shares of restricted stock was $25.00 per share, which was based on observable market transactions occurring near the date of the grants. The Company will record compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted.

The Company recorded compensation expense related to such shares of restricted stock of $133,047 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $191,059 and $0 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were 6,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 6,250 non-vested shares of $74,710 will be recognized during the third and fourth quarters of 2016 and first quarter of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	—	$—
Shares granted on July 2, 2015	10,000	25.00
Shares vested	(2,500)	25.00

Balance of non-vested shares as of December 31, 2015	7,500	25.00
Shares granted on February 23, 2016	5,000	25.00
Shares vested	(6,250)	25.00
Balance of non-vested shares as of June 30, 2016	6,250	$25.00

8.	Subordinated Participation Interest

Pursuant to the Amended and Restated Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, Moody LPOP II is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

9.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements related to the Residence Inn Austin and the Springhill Suites Seattle and existing at June 30, 2016, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Real estate taxes	$134,791	$239,846
Hotel furniture and fixtures	204,072	33,518
Rent holdback	14,720	14,720
Total restricted cash	$353,583	$288,084

Franchise Agreements

As of June 30, 2016, the Residence Inn Austin and the Springhill Suites Seattle were operated under franchise agreements with initial terms of 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $270,131 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $382,704 and $0 for the six months ended June 30, 2016 and 2015, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations. The Company must make certain improvements to the Springhill Suites Seattle within twelve months of the effective date of the franchise agreement.

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

As of June 30, 2016, the Company had operating loss carry-forwards of $34,000.

The Company had deferred tax assets of $0 and $6,000 as of June 30, 2016 and December 31, 2015, respectively, related to net operating loss carry forwards.

The income tax expense for the three months and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Current expense	$156,000	$—	$164,000	$—
Deferred expense	—	—	6,000	—
Total expense, net	$156,000	$—	$170,000	$—

Federal	$156,000	$—	$170,000	$—
State	—	—	—	—
Total tax expense	$156,000	$—	$170,000	$—

11.	Subsequent Events

Distributions Declared

On June 30, 2016, the Company declared a distribution in the aggregate amount of $240,029, of which $174,657 was paid in cash on July 15, 2016 and $65,372 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On July 31, 2016, the Company declared a distribution in the aggregate amount of $296,137, which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about August 15, 2016.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our ongoing initial public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

●	the availability of capital and

●	changes in interest rates.

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

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ending December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Moody National Advisor II, LLC, an affiliate of ours, which we refer to as our “advisor.” Our advisor was formed in July 2014. Moody National REIT Sponsor, LLC, which we refer to as our “sponsor,” is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

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

As of June 30, 2016, we had received and accepted investors’ subscriptions for and issued 1,762,791 shares of our common stock in our offering, including 12,146 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $43,766,130. We will continue to offer shares of our common stock on a continuous basis until January 20, 2017, unless extended. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of August 5, 2016, we had received and accepted investors’ subscriptions for and issued 2,128,734 shares of our common stock in our offering, including 14,898 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $52,845,891. As of August 5, 2016, 37,871,164 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We intend to use the proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of June 30, 2016, our portfolio consisted of two hotel properties: 1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas and 2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington.

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

Results of Operations

We were formed on July 25, 2014. As of June 30, 2015, we had not commenced real estate operations and did not own any properties. As of June 30, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle. Because we did not own any properties and had not commenced real estate operations as of June 30, 2015, our results of operations for the three months ended June 30, 2015 are not directly comparable to those for the three or six months ended June 30, 2016. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015

Revenue

Total revenue was $3,455,303 for the three months ended June 30, 2016. All revenue for the three months ended June 30, 2016 was hotel-related revenue, of which $3,324,190 was room revenue and $131,113 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $1,613,266 for the three months ended June 30, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $150,146 for the three months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Depreciation and Amortization

Depreciation and amortization were $376,054 for the three months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Property Acquisition Expenses

Property acquisition expenses increased to $1,238,122 for the three months ended June 30, 2016 from $0 for the three months ended June 30, 2015.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $528,703 for the three months ended June 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs were $668,079 for the three months ended June 30, 2016. In future periods, our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $156,000 for the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015

Revenue

Total revenue was $4,805,655 for the six months ended June 30, 2016. All revenue for the six months ended June 30, 2016 was hotel-related revenue, of which $4,638,627 was room revenue and $167,028 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $2,212,527 for the six months ended June 30, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $202,756 for the six months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Depreciation and Amortization

Depreciation and amortization were $555,605 for the six months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Property Acquisition Expenses

Property acquisition expenses increased to $1,238,122 for the six months ended June 30, 2016 from $0 for the six months ended June 30, 2015.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $674,701 for the six months ended June 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Deferred Loan Costs

Interest expense and amortization of deferred loan costs were $868,058 for the six months ended June 30, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $170,000 for the six months ended June 30, 2016.

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

Net Cash Used in Operating Activities

As of June 30, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle hotel properties. We did not own any properties during the six months ended June 30, 2015. Net cash provided by (used in) operating activities for the six months ended June 30, 2016 and 2015 was $1,156,365 and $(282), respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $73,949,015 and $0, respectively. The increase in cash used in investing activities for the six months ended June 30, 2016 was due to the acquisition of the Springhill Suites Seattle hotel.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2016, our cash flows from financing activities consisted primarily of proceeds from our offering and a note payable, net of offering costs and distributions paid to our stockholders. Net cash provided by (used in) financing activities for the six months ended June 30, 2016 and 2015 was $81,402,599 and $(18), respectively. The increase in cash provided by financing activities for the six months ended June 30, 2016 was primarily due to gross offering proceeds and proceeds of note payable of $31,240,539 and $56,250,000, respectively, for the six months ended June 30, 2016 compared to $0 and $0, respectively, for the six months ended June 30, 2015.

Cash and Cash Equivalents

As of June 30, 2016, we had cash on hand of $10,190,916.

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

As of June 30, 2016, our outstanding indebtedness totaled $72,825,000. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2016 and December 31, 2015, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$72,825,000	$11,790,000	$44,735,493	$542,575	$15,756,932
Interest payments on outstanding debt obligations(2)	8,716,943	1,722,259	2,072,418	1,491,973	3,430,293
Purchase obligations(3)	—	—	—	—	—
Total	$81,541,943	$13,512,259	$46,807,911	$2,034,548	$19,187,225

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2016.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2016.

Organization and Offering Costs

We pay our organization and offering costs that we directly incur or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with an offering of our stock, provided that within 60 days of the last day of the month in which such offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with that offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in that offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of June 30, 2016, total offering costs for our offering were $6,608,189, comprised of $4,377,228 of offering costs incurred directly by us and $2,230,961 in offering costs incurred by and reimbursable to our advisor. As of June 30, 2016, we had $629,344 payable to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which we complete our first investment, we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. We acquired our first asset in the fourth quarter of 2015. For the four fiscal quarters ended June 30, 2016, our total operating expenses were $1,247,846, which included $593,162 in operating expenses incurred directly by us and $654,684 incurred by our advisor on our behalf. Of that $1,247,846 in total operating expenses, $377,205 would have exceeded the 2%/25% Limitation had it been applicable. The Company recorded $253,000 in operating expenses reimbursable to our advisor during the four fiscal quarters ended June 30, 2016.

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

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2016. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ending December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014, including not having enough shareholders for a sufficient number of days in those periods. Prior to qualifying to be taxed as a REIT we were, and will be, subject to normal federal and state corporation income taxes.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2016.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax positions in the current period’s results of operations, if necessary. Our tax years 2014, 2015 and 2016 remain subject to examination by various federal and state tax jurisdictions.

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

In allocating the purchase price of each of our properties, we make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third party appraisals. However, we are responsible for the source and use of these estimates. These estimates are based on judgment and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our hotel properties or related intangibles could, in turn, result in a difference in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.

Valuation and Allocation of Hotel Properties — Ownership

Investments in hotel properties are recorded at cost, less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixtures and equipment	5-10

Earnings (Loss) per Share

Earnings (loss) per share, or EPS, is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 6,250 and 0 shares as of June 30, 2016 and 2015, respectively, held by our independent directors are included in the calculation of EPS because such shares have been issued and participate in dividends.

Recent Accounting Pronouncements

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

Inflation

As of June 30, 2016, our investments consisted of our interests in the Residence Inn Austin and the Springhill Suites Seattle. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of June 30, 2016, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our DRP for the six months ended June 30, 2016 and 2015:

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Total	$537,121	$242,265	$779,386

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Total	$—	$—	$—

(1)	Amount of distributions paid in shares of common stock pursuant to our DRP.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses payable to our advisor. Although organizational and acquisition expenses reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness, and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Offering expenses do not affect net income. Our calculation of MFFO set forth in the table below reflects the exclusion of acquisition expenses.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended June 30		Six months ended June 30,
	2016	2015	2016	2015
Net Loss	$(1,275,067)	$(516)	$(1,116,114)	$(516)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	376,054	—	555,605	—
Funds from Operations	(899,013)	(516)	(560,509)	(516)
Adjustments:
Property acquisition expense	1,238,122	—	1,238,122	—
Modified Funds from Operations	$339,109	$(516)	$677,613	$(516)

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 6, “Related Party Arrangements” to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On June 30, 2016, we declared a distribution in the aggregate amount of $240,029, of which $174,657 was paid in cash on July 15, 2016 and $65,372 was paid pursuant to the DRP in the form of additional shares of our common stock. On July 31, 2016, we declared a distribution in the aggregate amount of $296,137 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about August 15, 2016.

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

As of June 30, 2016, our indebtedness was comprised of notes secured by the Residence Inn Austin and the Springhill Suites Seattle, as described below. The note secured by the Residence Inn Austin accrues interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect to that note. The note secured by the Springhill Suites Seattle accrues interest (except under certain conditions) at a rate equal to the London Interbank Offered Rate, or LIBOR, plus a maximum of 4.75%. To hedge against changes in LIBOR, we entered into a one-year interest rate cap agreement. Interest rate changes will also affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2016 and December 31, 2015, our mortgage notes payable secured by the respective real properties consisted of the following:

	Principal as of June 30, 2016	Principal as of December 31, 2015	Interest Rate at June 30, 2016		Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%		November 1, 2025
Springhill Suites Seattle(2)	56,250,000	—	LIBOR + 4.75	%(3)	February 23, 2017
	$72,825,000	$16,575,000

(1)	A monthly payment of interest only is due and payable in calendar year 2016, after which a monthly payment of principal and interest is due and payable until the maturity date.
(2)	A monthly payment of interest only is due and payable for the term of the loan, in addition to principal payments of $2,800,000 on each of July 1, 2016, August 1, 2016 and September 1, 2016, and an estimated principal payment of $3,390,000 on October 1, 2016. We prepaid the foregoing aggregate principal amounts of $11,790,000 as of August 1, 2016. Any remaining principal is due for repayment upon the maturity of the loan.
(3)	The interest rate for the Springhill Suites Seattle loan can vary depending upon certain circumstances, including changes in LIBOR, as set forth in the loan agreement for that loan.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of June 30, 2016, we had no credit risk exposure because we held no debt or similar securities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2016, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305), registering our offering of up to $1,100,000,000 in shares of our common stock, was declared effective and we commenced our offering. We are offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $25.00 per share and up to $100,000,000 of shares of our common stock pursuant to our DRP at $23.75 per share. Our offering will terminate no later than January 20, 2017, unless extended.

As of June 30, 2016, we had accepted subscriptions for, and issued, 1,762,791 shares of our common stock, including 12,146 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $43,766,130.

As of June 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$3,997,469	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,610,720	Actual
Total expenses	$6,608,189

As of June 30, 2016, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $37,157,941, excluding $5,838 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of June 30, 2016, we used approximately $26,775,000 of the net proceeds from our offering to acquire the Residence Inn Austin and the Springhill Suites Seattle. For more information regarding how we used our net offering proceeds through June 30, 2016, see our financial statements included in this Quarterly Report.

During the three months ended June 30, 2016, we did not redeem any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.2	Assignment and Assumption of Agreement of Purchase and Sale, date May 24, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.3	Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.4	Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.5	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.6	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.7	Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.8	Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holdings, LLC, Old Republic Title, Ltd. And KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.10	Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.11	Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: August 15, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305) and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.2	Moody National REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.2	Assignment and Assumption of Agreement of Purchase and Sale, date May 24, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.3	Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.4	Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.5	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.6	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.7	Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.8	Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holdings, LLC, Old Republic Title, Ltd. And KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.10	Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

10.11	Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on May 26, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

