Form 10-Q
period 2016-09-30
Moody National REIT II, Inc.
filed 2016-11-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 333-198305

MOODY NATIONAL REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1436295
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6363 Woodway Drive, Suite 110
Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

As of November 4, 2016, there were 2,734,069 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investments in hotel properties, net	$100,490,187	$27,366,160
Cash and cash equivalents	12,310,965	1,580,967
Restricted cash	2,012,583	288,084
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $0 at September 30, 2016 and December 31, 2015, respectively	424,629	46,759
Prepaid expenses and other assets	235,698	48,853
Deferred franchise costs, net of accumulated amortization of $11,226 and $1,700 at September 30, 2016 and December 31, 2015, respectively	238,774	148,300
Due from related parties	255,500	—

Total Assets	$115,968,336	$29,479,123

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $867,772 and $319,302 at September 30, 2016 and December 31, 2015, respectively	$60,707,228	$16,255,698
Accounts payable and accrued expenses	1,448,387	552,285
Due to related parties	909,103	342,175
Dividends payable	347,685	67,754
Operating partnership distributions payable	2,582	—

Total Liabilities	63,414,985	17,217,912

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 2,518,350 and 520,969 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25,183	5,210
Additional paid-in capital	53,429,481	10,990,045
Retained earnings (accumulated deficit)	(1,300,992)	1,264,956
Total stockholders’ equity	52,153,672	12,260,211
Noncontrolling interest in Operating Partnership	398,679	—
Total Equity	52,552,351	12,260,211

TOTAL LIABILITIES AND EQUITY	$115,968,336	$29,479,123

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Room revenue	$5,691,818	$—	$10,330,445	$—
Other hotel revenue	332,349	—	499,377	—
Total revenue	6,024,167	—	10,829,822	—

Expenses
Hotel operating expenses	2,859,208	—	5,071,735	—
Property taxes, insurance and other	288,600	—	491,356	—
Depreciation and amortization	570,542	—	1,126,147	—
Property acquisition	20,200	—	1,258,322	—
Corporate general and administrative	360,453	44,876	1,035,154	45,392
Total expenses	4,099,003	44,876	8,982,714	45,392

Operating income (loss)	1,925,164	(44,876)	1,847,108	(45,392)

Interest expense and amortization of debt issuance costs	1,460,654	—	2,328,712	—

Income (loss) before income tax expense	464,510	(44,876)	(481,604)	(45,392)

Income tax expense (benefit)	(5,000)	—	165,000	—

Net income (loss)	469,510	(44,876)	(646,604)	(45,392)

(Income) loss attributable to noncontrolling interest in Operating Partnership	(3,098)	—	4,629	—

Net income (loss) attributable to common stockholders	$466,412	$(44,876)	$(641,975)	$(45,392)
Per-share information – basic and diluted:
Net income (loss) attributable to common stockholders	$0.21	$(0.30)	$(0.44)	$(0.81)
Dividends declared	$0.44	$—	$1.31	$—
Weighted average shares outstanding	2,208,966	150,008	1,457,638	55,856

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2016
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Number of Units	Value	Total Equity
Balance at December 31, 2015	—	$—	520,969	$5,210	$10,990,045	$1,264,956	—	$—	$12,260,211
Issuance of common stock, net of offering costs	—	—	1,967,508	19,675	41,719,075	—	—	—	41,738,750
Issuance of operating partnership units, net of offering costs	—	—	—	—	—	—	18,000	414,497	414,497
Issuance of common stock pursuant to dividend reinvestment plan	—	—	19,873	198	471,775	—	—	—	471,973
Stock-based compensation	—	—	10,000	100	248,586	—	—	—	248,686
Net loss	—	—	—	—	—	(641,975)	—	(4,629)	(646,604)
Dividends and distributions declared	—	—	—	—	—	(1,923,973)	—	(11,189)	(1,935,162)
Balance at September 30, 2016	—	$—	2,518,350	$25,183	$53,429,481	$(1,300,992)	18,000	$398,679	$52,552,351

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(646,604)	$(45,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126,147	—
Amortization of debt issuance costs	841,974	—
Deferred income tax	6,000	—
Stock-based compensation	248,686	38,462
Changes in operating assets and liabilities:
Restricted cash	(370,383)	—
Accounts receivable	(377,870)	—
Prepaid expenses and other assets	(192,845)	—
Accounts payable and accrued expenses	896,102	1,509
Due to related parties	(23,500)	—
Net cash provided by (used in) operating activities	1,507,707	(5,421)

Cash flows from investing activities
Increase in restricted cash	(1,354,116)	—
Earnest money and deposits	—	(1,778,250)
Payment of deferred franchise costs	(100,000)	—
Due to related parties	(255,500)	489,910
Improvements and additions to hotel properties	(140,648)	—
Acquisition of hotel property	(73,649,460)	—
Net cash used in investing activities	(75,499,724)	(1,288,340)

Cash flows from financing activities
Proceeds from issuance of common stock	49,187,701	6,053,189
Offering costs paid	(6,858,523)	(605,319)
Offering costs paid for issuance of operating partnership units	(36,043)	—
Dividends paid	(1,172,069)	(16,959)
Operating partnership distributions paid	(8,607)	—
Proceeds from notes payable	101,250,000	—
Repayment of note payable	(56,250,000)	—
Payment of debt issuance costs	(1,390,444)	—
Net cash provided by financing activities	84,722,015	5,430,911

Net change in cash and cash equivalents	10,729,998	4,137,150
Cash and cash equivalents at beginning of period	1,580,967	198,624
Cash and cash equivalents at end of period	$12,310,965	$4,335,774

Supplemental Disclosure of Cash Flow Activity
Interest paid	$1,488,847	$—
Supplemental Disclosure of Non-Cash Financing and Investing Activity
Increase in accrued offering costs due to related party	$590,428	$299,675
Issuance of common stock from dividend reinvestment plan	$471,973	$5,838
Issuance of operating partnership units for hotel property	$450,540	$—
Dividends payable	$347,685	$67,754
Operating partnership distributions payable	$2,582	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

1.	Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with the year ending December 31, 2016. The Company has used, and expects to use, the proceeds from its initial public offering (as described below) to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 5, “Equity,” the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2016, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”) and a 234-room hotel property located in Seattle, Washington (the “Springhill Suites Seattle”). For more information on the Company’s properties see Note 3, “Investments in Hotel Properties.”

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

As of September 30, 2016, the Company had received and accepted investors’ subscriptions for and issued 2,490,350 shares of the Company’s common stock in the Offering, including 21,818 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $61,713,293.

The Company’s advisor is Moody National Advisor II, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Sponsor. Pursuant to the Advisory Agreement dated January 12, 2015 among the Company, the OP (defined below) and the Advisor (the “Advisory Agreement), and subject to certain restrictions and limitations therein, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

On September 27, 2016, the Company jointly announced with Moody National REIT I, Inc. (“REIT I”) that the special committee of the board of directors of REIT I, after reviewing strategic alternatives, had accepted a non-binding Letter of Intent (the “LOI”) from the special committee of the board of directors of the Company regarding the acquisition of REIT I by the Company. Pending receipt of the necessary approvals, the acquisition would take the form of a merger, with gross merger consideration of $11.00 per share of REIT I’s common stock before the payment of disposition fees and profit sharing amounts payable to REIT I’s sponsor, financial advisory and legal fees payable by REIT I, and other transaction and closing costs incurred by REIT I; provided, that in no event would the net merger consideration payable to the holders of REIT I’s common stock be less than $10.25 per share. Further, the LOI provides that REIT I’s stockholders would have the option to receive shares of the Company’s common stock or cash; provided, that no more than approximately 50% of the aggregate net merger consideration may be paid in cash. The LOI also provides that any definitive merger agreement would include go-shop and termination fee provisions. Entry into a definitive merger agreement with respect to the proposed merger is subject to a number of conditions, and there is no guarantee that a transaction pursuant to the LOI will occur. The Company’s management will expend time and resources in the negotiation of a definitive merger agreement, which time and resources may otherwise have been allocated to other operational needs of the Company. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between the Company and REIT I until a definitive merger agreement is signed. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the nine months ended September 30, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company includes the accounts of its consolidated subsidiaries in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of September 30, 2016.

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

As of September 30, 2016, total offering costs for the Offering were $9,334,719, comprised of $6,213,655 of offering costs incurred directly by the Company and $3,121,064 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2016, the Company had $890,103 payable to the Advisor for reimbursable offering costs.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2016.

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

Level 3:          Unobservable inputs for which there is little or no market data, which require a reporting entity to develop its own assumptions.

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s notes payable, see Note 4, “Debt.”

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Concentration of Credit Risk

As of September 30, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or nine months ended September 30, 2016.

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
September 30, 2016
(unaudited)

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $11,226 and $1,700 as of September 30, 2016 and December 31, 2015, respectively. Expected future amortization of deferred franchise costs as of September 30, 2016 is as follows:

Years Ending December 31	Franchise Costs
2016	$4,430
2017	17,720
2018	17,720
2019	17,720
2020	17,720
Thereafter	163,464
Total	$238,774

Debt Issuance Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. All periods presented have been reclassified to conform with this presentation. Accumulated amortization of debt issuance costs was $291,526 and $6,932 as of September 30, 2016 and December 31, 2015, respectively. Expected future amortization of debt issuance costs as of September 30, 2016 is as follows:

Years Ending December 31	Loan Costs
2016	$81,557
2017	83,802
2018	83,802
2019	83,802
2020	84,032
Thereafter	450,777
Total	$867,772

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of September 30, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

3.	Investments in Hotel Properties

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000

Totals				$101,600,000	346	$61,575,000

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of September 30, 2016

Investments in hotel properties consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Land	$18,350,000	$4,310,000
Buildings and improvements	80,810,000	21,690,000
Furniture, fixtures and equipment	2,580,648	1,500,000
Total cost	101,740,648	27,500,000
Accumulated depreciation	(1,250,461)	(133,840)
Investments in hotel properties, net	$100,490,187	$27,366,160

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Second Quarter Acquisition

Springhill Suites Seattle

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP (“Moody Seattle Holding”), acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle, for an aggregate purchase price of $74,100,000, excluding acquisition costs. The Company financed the acquisition of the Springhill Suites Seattle with the proceeds from the Offering, $56,250,000 of indebtedness secured by the Springhill Suites Seattle and the issuance of approximately 18,000 common units of the OP. The purchase price of the Springhill Suites Seattle, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $14,040,000, $59,120,000, and $940,000, respectively. Acquisition costs of $1,258,322 were expensed when incurred in connection with the acquisition of the Springhill Suites Seattle. The Company has recognized approximately $6,808,000 in revenues and a $176,000 net loss, which includes acquisition costs, for the Springhill Suites Seattle for the nine months ended September 30, 2016. Upon the closing of the acquisition of the Springhill Suites Seattle, Moody National Yale-Seattle MT, LLC (the “Seattle Master Tenant”), a wholly owned subsidiary of the Company’s taxable REIT subsidiary, entered into a Hotel Lease Agreement pursuant to which the Seattle Master Tenant leases the Springhill Suites Seattle from Moody Seattle Holding. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Springhill Suites Seattle pursuant to a Hotel Management Agreement with the Seattle Master Tenant.

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2016 is presented as if the Company acquired the Residence Inn Austin and the Springhill Suites Seattle on January 1, 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Austin and the Springhill Suites Seattle on January 1, 2015, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$6,024,167	$4,684,650	$16,096,912	$13,901,190
Net income	489,710	520,123	1,072,474	372,857
Net income attributable to common stockholders	486,612	518,422	1,077,103	371,617
Net income per common share - basic and diluted	$0.08	$0.09	$0.17	$0.07

4.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2016 and December 31, 2015, our mortgage notes payable secured by the respective real properties, consisted of the following:

Mortgage Loan	Principal as of September 30, 2016	Principal as of December 31, 2015	Interest Rate at September 30, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	—	4.380%	October 1, 2026
Total notes payable	61,575,000	16,575,000
Less unamortized debt issuance costs	(867,772)	(319,302)
Total notes payable less debt issuance costs	$60,707,228	$16,255,698

(1)	Monthly payments of interest only are due and payable in calendar year 2016, after which monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

The original note payable secured by the Springhill Suites Seattle property was in the amount of $56,250,000 with an interest rate of LIBOR plus 4.75% with a maturity date of February 23, 2017. The principal was reduced to $44,460,000 during the period from May 24, 2016, the date of purchase of the Springhill Suites Seattle, to September 20, 2016, the date the loan was refinanced without prepayment penalty with a new note payable in the amount of $45,000,000.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Maturities of the notes payable as of September 30, 2016 are as follows:

Year ending December 31,
2016	$—
2017	21,511
2018	369,830
2019	985,124
2020	1,022,688
Thereafter	59,175,847
Total	$61,575,000

The estimated fair value of the Company’s notes payable as of both September 30, 2016 and December 31, 2015 was $61,575,000 and $16,575,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2016, there were a total of 2,518,350 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 20,000 shares of restricted stock, as discussed in Note 7, “Incentive Award Plan.”

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Total	$1,172,069	$471,973	$1,644,042

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Third Quarter 2015	16,959	5,838	22,797
Total	$16,959	$5,838	$22,797

(1)	Amount of distributions paid in shares of common stock pursuant to our DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2016 was $398,679, which represented 18,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $3,098 and $0 for the three months ended September 30, 2016 and 2015, respectively, and was $(4,629) and $0 for the nine months ended September 30, 2016 and 2015, respectively.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

Sales Commissions and Dealer Manager Fees

Moody National Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor, receives a commission of up to 7.0% of gross offering proceeds for shares sold in the Primary Offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds for shares sold in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of September 30, 2016, the Company had paid Moody Securities $4,655,378 in selling commissions related to the Offering and $1,033,761 in dealer manager fees related to the Offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of September 30, 2016, total offering costs were $9,334,719, comprised of $6,213,655 of offering costs incurred directly by the Company and $3,121,064 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2016, the Company had $890,103 payable to Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the three and nine months ended September 30, 2016, the Company paid Advisor acquisition fees of $0 and $1,111,500, respectively, in connection with the acquisition of the Springhill Suites Seattle. For the three and nine months ended September 30, 2015, the Company did not pay Advisor any acquisition fees.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three and nine months ended September 30, 2016 and 2015.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three and nine months ended September 30, 2016, the Company paid $0 and $562,500, respectively, in debt financing fees to Advisor incurred in connection with the financing of the Company’s acquisition of the Springhill Suites Seattle. For the three and nine months ended September 30, 2015, the Company did not pay any debt financing fees to Advisor.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2016 and 2015, the Company paid the Property Manager property management fees of $240,942 and $0, respectively, and accounting fees of $15,000 and $0. For the nine months ended September 30, 2016 and 2015, the Company paid the Property Manager property management fees of $433,132 and $0, respectively, and accounting fees of $32,500 and $0, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2016, the Company had not incurred any annual incentive fees.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2016 and 2015, the Company incurred asset management fees of $254,000 and $0, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred asset management fees of $452,751 and $0, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of September 30, 2016, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which the Company makes its first investment, the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first asset, the Residence Inn Austin, in the fourth quarter of 2015. For the four fiscal quarters ended September 30, 2016, total operating expenses of the Company were $1,638,679, which included $1,068,223 in operating expenses incurred directly by the Company and $570,456 incurred by Advisor on behalf of the Company. Of the $1,638,679 in total operating expenses incurred during the four fiscal quarters ended September 30, 2016, $477,367 would have exceeded the 2%/25% Limitation had such limitation been applicable. The Company recorded $93,000 in operating expenses reimbursable by Advisor during the four fiscal quarters ended September 30, 2016.

Springhill Suites Seattle

On May 24, 2016, the OP acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle (the “Seattle TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $74,100,000. The Seattle TIC Owners acquired their tenant-in-common interests in the Springhill Suites Seattle in a tenant-in-common program sponsored by an affiliate of the Sponsor.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Letter of Intent with REIT I

On September 27, 2016, the Company and REIT I issued a joint press release announcing that they had entered into the LOI. There is no guarantee that a transaction pursuant to the LOI will occur. See Note 1, “Organization”.

7.       Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2016, there were 1,980,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

On February 22, 2016, Douglas Y. Bech, one of the Company’s independent directors, notified the Company of his resignation from the Company’s board of directors and as a member of the audit committee of the board of directors. Mr. Bech’s 2,500 shares of restricted, non-vested stock continued to vest after his resignation upon the approval of the board of directors. On February 23, 2016, the Company’s board of directors elected Clifford P. McDaniel thereto as an independent director and appointed Mr. McDaniel to the audit committee of the board of directors. The Company granted Mr. McDaniel 5,000 shares of restricted stock in connection with his election. The weighted average grant date fair value of the shares of restricted stock was $25.00 per share, which was based on observable market transactions occurring near the date of the grants. The Company will record compensation expense related to such shares of restricted stock ratably from the grant date to the date the shares become fully vested based on the fair market value of such shares at the date they were granted.

The Company recorded compensation expense related to such shares of restricted stock of $57,627 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $248,686 and $0 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 7,500 non-vested shares of $142,083 will be recognized during the fourth quarter of 2016 and the first, second and third quarters of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	—	$—
Shares granted on July 2, 2015	10,000	25.00
Shares vested	(2,500)	25.00

Balance of non-vested shares as of December 31, 2015	7,500	25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted August 10, 2016	5,000	25.00
Shares vested	(10,000)	25.00
Balance of non-vested shares as of September 30, 2016	7,500	$25.00

8.       Subordinated Participation Interest

Pursuant to the Amended and Restated Limited Partnership Agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, Moody LPOP II is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

9.       Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements related to the Residence Inn Austin and the Springhill Suites Seattle and existing at September 30, 2016, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Property improvement plan	$1,200,000	$—
Real estate taxes	376,229	239,846
Hotel furniture and fixtures	187,634	33,518
Seasonality	234,000	—
Rent holdback	14,720	14,720
Total restricted cash	$2,012,583	$288,084

Franchise Agreements

As of September 30, 2016, the Residence Inn Austin and the Springhill Suites Seattle were operated under franchise agreements with initial terms of 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $460,297 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $843,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations. The Company must make certain improvements to the Springhill Suites Seattle within twelve months of the effective date of the franchise agreement.

10.       Income Taxes

The Company has formed a TRS that is a C-corporation for federal income tax purposes and uses the asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

As of September 30, 2016, the Company had net operating loss carry-forwards of $34,000.

The TRS had deferred tax assets of $0 and $6,000 as of September 30, 2016 and December 31, 2015, respectively, related to net operating loss carry-forwards.

The Company has discovered that it may have not made a timely election to treat its TRS as a taxable REIT subsidiary for its tax year ended December 31, 2016, which could prevent it from qualifying as a REIT for 2016. The Company has requested relief from any such inadvertent failure and anticipates having such relief before it files its 2016 federal income tax return.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The income tax expense (benefit) for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Current expense (benefit)	$(5,000)	$—	$159,000	$—
Deferred expense (benefit)	—	—	6,000	—
Total expense (benefit), net	$(5,000)	$—	$165,000	$—

Federal	$(5,000)	$—	$165,000	$—
State	—	—	—	—
Total tax expense (benefit)	$(5,000)	$—	$165,000	$—

11.       Subsequent Events

Distributions Declared

On September 30, 2016, the Company declared a distribution in the aggregate amount of $347,685, of which $252,941 was paid in cash on October 15, 2016 and $94,744 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On October 31, 2016, the Company declared a distribution in the aggregate amount of $386,393, which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about November 15, 2016.

Extension of Offering

On November 8, 2016, the Company’s board of directors approved an extension of the term of the Offering until January 20, 2018, as permitted by the rules of the Securities and Exchange Commission.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	whether or not we enter into a definitive merger agreement with Moody National REIT I, Inc., or REIT I, pursuant to the letter of intent described herein;

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our ongoing initial public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

●	the availability of capital and

●	changes in interest rates.

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

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ending December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

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

On September 27, 2016, as previously disclosed in our Current Report on Form 8-K filed on such day, we jointly announced with Moody National REIT I, Inc., or REIT I, that the special committee of the board of directors of REIT I, after reviewing strategic alternatives, had accepted a non-binding Letter of Intent, or the LOI, from the special committee of our board of directors regarding our acquisition of REIT I. Pending receipt of the necessary approvals, the acquisition would take the form of a merger, with gross merger consideration of $11.00 per share of REIT I’s common stock before the payment of disposition fees and profit sharing amounts payable to REIT I’s sponsor, financial advisory and legal fees payable by REIT I, and other transaction and closing costs incurred by REIT I; provided, that in no event would the net merger consideration payable to the holders of REIT I’s common stock be less than $10.25 per share. Further, the LOI provides that REIT I’s stockholders would have the option to receive shares of our common stock or cash; provided, that no more than approximately 50% of the aggregate net merger consideration may be paid in cash. The LOI also provides that any definitive merger agreement would include go-shop and termination fee provisions. Entry into a definitive merger agreement with respect to the proposed merger is subject to a number of conditions, and there is no guarantee that a transaction pursuant to the LOI will occur. Our management will expend time and resources in the negotiation of a definitive merger agreement, which time and resources may otherwise have been allocated to our other operational needs. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between us and REIT I until a definitive merger agreement is signed. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

If we and REIT I enter into a definitive agreement related to the proposed merger, we will prepare and file with the U.S. Securities and Exchange Commission, or the SEC, a registration statement on Form S-4 containing a proxy statement/prospectus jointly prepared by us and REIT I, and other related documents. The joint proxy statement/prospectus will contain important information about the proposed merger and related matters. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED BY US AND REIT I WITH THE SEC CAREFULLY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT US, REIT I AND THE PROPOSED MERGER.

As of September 30, 2016, we had received and accepted investors’ subscriptions for and issued 2,490,350 shares of our common stock in our offering, including 21,818 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $61,713,293. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of November 4, 2016, we had received and accepted investors’ subscriptions for and issued 2,706,069 shares of our common stock in our offering, including 25,807 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $67,006,557. As of November 4, 2016, 37,299,738 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We intend to use the proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of September 30, 2016, our portfolio consisted of two hotel properties: 1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas and 2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington.

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

Results of Operations

We were formed on July 25, 2014. As of September 30, 2015, we had not commenced real estate operations and did not own any properties. As of September 30, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle. Because we did not own any properties and had not commenced real estate operations as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 are not directly comparable to those for the three or nine months ended September 30, 2016. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015

Revenue

Total revenue was $6,024,167 for the three months ended September 30, 2016. All revenue for the three months ended September 30, 2016 was hotel-related revenue, of which $5,691,818 was room revenue and $332,349 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $2,859,208 for the three months ended September 30, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $288,600 for the three months ended September 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Depreciation and Amortization

Depreciation and amortization were $570,542 for the three months ended September 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Property Acquisition Expenses

Property acquisition expenses were $20,200 for the three months ended September 30, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $360,453 for the three months ended September 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs were $1,460,654 for the three months ended September 30, 2016 which included loan costs related to the short-term purchase loan for the Spinghill Suites Seattle. In future periods, our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax benefit was $5,000 for the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015

Revenue

Total revenue was $10,829,822 for the nine months ended September 30, 2016. All revenue for the nine months ended September 30, 2016 was hotel-related revenue, of which $10,330,445 was room revenue and $499,377 was other hotel revenue. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

Hotel Operating Expenses

Hotel operating expenses were $5,071,735 for the nine months ended September 30, 2016, and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses were $491,356 for the nine months ended September 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Depreciation and Amortization

Depreciation and amortization were $1,126,147 for the nine months ended September 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle.

Property Acquisition Expenses

Property acquisition expenses were $1,258,322 for the nine months ended September 30, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $1,035,154 for the nine months ended September 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs were $2,328,712 for the nine months ended September 30, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $165,000 for the nine months ended September 30, 2016.

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

Net Cash Used in Operating Activities

As of September 30, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle hotel properties. We did not own any properties during the nine months ended September 30, 2015. Net cash provided by (used in) operating activities for the nine months ended September 30, 2016 and 2015 was $1,507,707 and $(5,421), respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $75,499,724 and $1,288,340, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2016 was due to the acquisition of the Springhill Suites Seattle hotel.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2016, our cash flows from financing activities consisted primarily of proceeds from our offering and notes payable, net of repayment of the notes payable, offering costs paid and distributions paid to our stockholders. Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $84,722,015 and $5,430,911, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to gross offering proceeds and proceeds of notes payable of $49,187,701 and $101,250,000, respectively, net of loan repayment of $56,250,000 for the nine months ended September 30, 2016 compared to gross offering proceeds and proceeds of a note payable of $6,053,189 and $0, respectively, for the nine months ended September 30, 2015.

Cash and Cash Equivalents

As of September 30, 2016, we had cash on hand of $12,310,965.

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

As of September 30, 2016, our outstanding indebtedness totaled $61,575,000. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2016 and December 31, 2015, our debt levels did not exceed 300% of the value of our assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2016:

	Payments Due By Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations(1)	$61,575,000	$—	$391,341	$2,007,812	$59,175,847
Interest payments on outstanding debt obligations(2)	25,201,458	586,092	5,529,519	5,422,203	13,663,644
Purchase obligations(3)	—	—	—	—	—
Total	$86,776,458	$586,092	$5,920,860	$7,430,015	$72,839,491

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2016.
(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2016.

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

As of September 30, 2016, total offering costs for our offering were $9,334,719, comprised of $6,213,655 of offering costs incurred directly by us and $3,121,064 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2016, we had $890,103 payable to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which we complete our first investment, we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. We acquired our first asset in the fourth quarter of 2015. For the four fiscal quarters ended September 30, 2016, our total operating expenses were $1,638,679, which included $1,068,223 in operating expenses incurred directly by us and $570,456 incurred by our advisor on our behalf. Of that $1,638,679 in total operating expenses, $477,367 would have exceeded the 2%/25% Limitation had it been applicable. The Company recorded $93,000 in operating expenses reimbursable to our advisor during the four fiscal quarters ended September 30, 2016.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2016.

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

Earnings (Loss) per Share

Earnings (loss) per share, or EPS, is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 0 shares as of September 30, 2016 and 2015, respectively, held by our independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

Inflation

As of September 30, 2016, our investments consisted of our interests in the Residence Inn Austin and the Springhill Suites Seattle. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of September 30, 2016, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to our DRP for the nine months ended September 30, 2016 and 2015:

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Total	$1,172,069	$471,973	$1,644,042

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Third Quarter 2015	16,959	5,838	22,797
Total	$16,959	$5,838	$22,797

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$469,510	$(44,876)	$(646,604)	$(45,392)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	570,542	—	1,126,147	—
Funds from Operations	1,040,052	(44,876)	479,543	(45,392)
Adjustments:
Property acquisition expense	20,200	—	1,258,322	—
Modified Funds from Operations	$1,060,252	$(44,876)	$1,737,865	$(45,392)

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On September 30, 2016, we declared a distribution in the aggregate amount of $347,685, of which $252,941 was paid in cash on October 15, 2016 and $94,744 was paid pursuant to the DRP in the form of additional shares of our common stock. On October 31, 2016, we declared a distribution in the aggregate amount of $386,393 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about November 15, 2016.

Extension of Offering

On November 8, 2016, our board of directors approved an extension of the term of our offering until January 20, 2018, as permitted by the rules of the SEC.

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

As of September 30, 2016, our indebtedness was comprised of notes secured by the Residence Inn Austin and the Springhill Suites Seattle, as described below. Both such notes accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2016 and December 31, 2015, our mortgage notes payable secured by the respective real properties consisted of the following:

	Principal as of September 30, 2016	Principal as of December 31, 2015	Interest Rate at September 30, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	—	4.380%	October 1, 2026
	$61,575,000	$16,575,000

(1)	Monthly payments of interest only are due and payable in calendar year 2016, after which monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of September 30, 2016, we had no credit risk exposure because we held no debt or similar securities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $1,793,653 in total distributions we paid during the period from our inception through September 30, 2016, including shares issued pursuant to our distribution reinvestment plan, $1,488,714, or 83%, were funded from cash flow from operations and $304,939, or 17%, were funded from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds or other sources other than cash flow from operations that we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares may be reduced, including upon a listing of our common stock, the sale of our assets or any other liquidity event should such event occur. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

The signing of a definitive merger agreement with respect to the proposed merger with REIT I is subject to many conditions, and there is no guarantee these conditions will be met.

Entry into a definitive merger agreement with respect to the proposed merger with REIT I, as described herein, is subject to a number of conditions. These conditions include, among other things, (i) each party’s completion of, and its satisfaction with the results of, financial, tax, legal, regulatory, environmental, operating and other due diligence with respect to the other party; (ii) negotiation and execution of a definitive merger agreement and ancillary agreements satisfactory to each of the parties; (iii) our ability to provide evidence of financing sufficient to consummate the proposed merger; and (iv) the receipt of any government, stockholder, contractual or other approvals or consents related to the proposed merger. Both our management and the management of REIT I will expend time and resources of their respective companies in the negotiation of a definitive merger agreement and the fulfillment of the conditions thereof. Such time and resources may otherwise have been allocated to other operational needs of our company and REIT I, respectively. Additionally, the LOI is non-binding and there will be no contract or agreement regarding a transaction between us and REIT I until a definitive merger agreement is signed. There can be no guarantee that, even upon the satisfaction of the foregoing conditions, and others, we will enter into a definitive merger agreement with REIT I. Even if a definitive merger agreement is entered into, there can be no assurance as to whether or when the conditions to the closing of the proposed merger will be satisfied or waived, or as to whether or when the proposed merger will be consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2016, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock, was declared effective and we commenced our offering. We are offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering at $25.00 per share and up to $100,000,000 of shares of our common stock pursuant to our DRP at $23.75 per share. On November 8, 2016, our board of directors approved an extension of our offering to January 20, 2018.

As of September 30, 2016, we had accepted subscriptions for, and issued, 2,490,350 shares of our common stock, including 21,818 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $61,713,293.

As of September 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$5,689,139	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,645,580	Actual
Total expenses	$9,334,719

As of September 30, 2016, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $52,378,574, excluding $5,838 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

As of September 30, 2016, we used approximately $38,025,000 of the net proceeds from our offering to acquire the Residence Inn Austin and the Springhill Suites Seattle and to reduce the debt on Springhill Suites Seattle. For more information regarding how we used our net offering proceeds through September 30, 2016, see our financial statements included in this Quarterly Report.

During the three months ended September 30, 2016, we did not redeem any shares of our common stock.

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

10.2

Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.3	Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.4	Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holdings, LLC, Old Republic Title, Ltd., and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.6	Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.7	First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 14, 2016	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Robert W. Engel
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

10.2

Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.3	Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.4	Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.5	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holdings, LLC, Old Republic Title, Ltd., and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.6	Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

10.7	First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on September 26, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

