Form 10-K
period 2016-12-31
Moody National REIT II, Inc.
filed 2017-03-23
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The registrant was formed on July 25, 2014, and commenced its initial public offering on January 20, 2015. There were 1,777,287 shares of common stock held by non-affiliates at June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 8, 2017, there were 3,840,306 shares of the common stock of the registrant outstanding.

MOODY NATIONAL REIT II, INC.
TABLE OF CONTENTS

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	the risk that the mergers (as defined below) will not be consummated within the expected time period or at all;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (as defined below);

●	the failure to satisfy the conditions to completion of the mergers;

●	risks related to disruption of management’s attention from the ongoing business operations due to the pending mergers;

●	the effect of the announcement of the mergers on our operating results and business generally;

●	the outcome of any legal proceedings relating to the mergers;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

●	the availability of capital; and

●	changes in interest rates.

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

Overview

Moody National REIT II, Inc. is a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, or Moody II OP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Moody National Advisor II, LLC, a related party, which we refer to as our “advisor,” pursuant to an advisory agreement, dated January 12, 2015, among Moody II, Moody II OP and our advisor, or the advisory agreement. Unless otherwise noted, all references to the “advisory agreement” herein shall also apply to the amended and restated advisory agreement which will become effective upon the effective date of the pending mergers described below. Our advisor was formed in July 2014. Moody National REIT Sponsor, LLC, which we refer to as our “sponsor,” is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11 effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP, at an initial offering price of $23.75 per share. On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. Also on March 16, 2017, in connection with the determination of the estimated value per share of our common stock, our board of directors determined a new per share offering price of our common stock. Accordingly, we will offer our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering, effective beginning April 3, 2017; and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04, effective beginning with distributions made in April 2017.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of December 31, 2016, we had received and accepted investors’ subscriptions for and issued 3,145,348 shares of our common stock in our offering, including 35,065 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $77,757,076. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of March 8, 2017, we had received and accepted investors’ subscriptions for and issued 3,812,306 shares of our common stock in our offering, including 46,520 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $94,144,650. As of March 8, 2017, 36,214,214 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

1

We intend to use the net proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States, including pursuant to the pending mergers described below. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2016, our portfolio consisted of : (1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas, (2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington and (3) a mortgage note receivable from a related party.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, we jointly announced with Moody National REIT I, Inc., or Moody I, a Maryland corporation and a related party, that we had entered into a non-binding letter of intent that set forth the terms and conditions upon which we would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of March 8, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Our sponsor serves as the sponsor of Moody I, and Brett C. Moody serves as the Chairman of the Board and Chief Executive Officer of Moody I.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I, or Moody I OP, Moody National Advisor I, LLC, Moody I’s advisor, or Moody I advisor, and Moody Merger Sub, LLC, our wholly owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, Moody I will merge with and into merger sub, with merger sub continuing as the “surviving entity” and our wholly owned subsidiary. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement, our operating partnership will merge with and into Moody I OP, with Moody I OP continuing as the “surviving partnership,” and which transaction we refer to as the “partnership merger.” Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, we agreed to pay gross consideration of $11.00 per share of Moody I common stock, which amount will be reduced by all fees and expenses that Moody I incurs as a result of or in connection with the mergers and other transactions contemplated by the merger agreement (including certain disposition fees and profit sharing amounts to Moody I’s sponsor and parties related thereto, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us), which fees and expenses we refer to as the “Moody I transaction fees and expenses,” to arrive at the net merger consideration payable to the holders of Moody I’s common stock, which we refer to as the “net per share price;” provided, that in no event will the net per share price be less than $10.25. Pursuant to the terms of the merger agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses and have calculated the net per share price. Based on such determination, the net per share price was determined to be $10.25.

At the effective time of the merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)	a number of shares of our common stock, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, which quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the stock consideration together with the cash consideration as the “merger consideration.”

Notwithstanding the above, the maximum number of shares of Moody I common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive merger consideration. If the elections of Moody I’s stockholders would cause more than 50% of the aggregate number of shares of Moody I common stock to be converted into the right to receive the cash consideration, then the shares of Moody I common stock that would be converted into the right to receive the cash consideration will be reduced proportionally so that the number of shares of Moody I common stock that will be converted into the right to receive the cash consideration will not exceed 50%, and the remaining shares of Moody I common stock will be converted into the right to receive the stock consideration.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in Moody I OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in Moody I OP designated as a special partnership unit pursuant to Moody I OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in our operating partnership will be converted into one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of our operating partnership will be converted into one special unit in the surviving partnership.

The merger agreement contains customary covenants, including covenants prohibiting Moody I and its subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, Moody I had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, Moody I had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could have, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminated the merger agreement and entered into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder. None of the parties contacted during the go shop process submitted a proposal that was deemed an “acquisition proposal” under the merger agreement to Moody I prior to the go shop period end time.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National will be terminated and Moody I will pay Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which the Moody I advisor could have been entitled and a waiver of any other contractual termination fee that the Moody I advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Also concurrently with the entry into the merger agreement, we, our operating partnership and our advisor entered into an amended and restated advisory agreement, or the amended and restated advisory agreement, which will become effective concurrently with the effective time of the mergers. Pursuant to the amended and restated advisory agreement, we will be obligated to pay our advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger. However, during the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under the amended and restated advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

The merger agreement may be terminated under certain circumstances by both Moody I and us. If such termination occurs under certain circumstances, then Moody I would be obligated to pay us a termination fee of $2,000,000 (or $1,000,000 if the merger agreement had been terminated pursuant to the go shop provisions therein), plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of Moody I’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by us to register the shares of our common stock to be issued as stock consideration in the merger, and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of our common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of our common stock issued as consideration in the merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by us as cash consideration in the merger.

The foregoing descriptions of the mergers, the merger agreement, the termination agreement, the amended and restated advisory agreement and related transactions are not complete and are subject to and qualified in their entirety by reference to the terms of such agreements, which were filed as exhibits to our current report on Form 8-K filed on November 17, 2016. The foregoing description of the stockholder servicing coordination agreement and stockholder servicing fees is not complete and is subject to and qualified in its entirety by reference to the terms of the stockholder servicing coordination agreement, which was filed as an exhibit to our current report on Form 8-K filed on February 3, 2017.

2016 Highlights:

During the year ended December 31, 2016, we:

●	raised gross offering proceeds of $65,231,484 in our initial public offering;

●	continued paying a distribution at a daily rate of approximately $0.00479 per share, which is equivalent to a 7.0% annualized distribution rate based on a purchase price of $25.00 per share of our common stock;

●	acquired the Springhill Suites Seattle, our second hotel property; and

●	entered into the merger agreement.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

We expect that our portfolio will consist primarily of select-service hotel properties located in the East Coast, West Coast and the Sunbelt regions of the United States, including hotel properties owned by Moody I that we will acquire if the pending mergers are consummated. Select-service hotel properties target business-oriented travelers by providing clean rooms with basic amenities. In contrast to lower-cost budget motels, select-service hotels provide amenities such as an exercise room, business facilities and breakfast buffets. In contrast to full-service hotels, select-service hotels typically do not have a full-service restaurant, which is relatively costly to operate. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions outside of the West Coast, Sunbelt and East Coast, as well as real estate securities and debt-related investments related to the hospitality sector. Our board of directors, or our board, may adjust our investment focus from time to time based upon market conditions and other factors our board deems relevant.

In addition to investments that we may acquire in the pending mergers, in identifying investments, we will rely upon a market optimization investment strategy and acquisition model that analyzes economic fundamentals and demographic trends in major metropolitan markets. By following a targeted, disciplined approach, we believe that we will be able to capitalize on market inefficiencies and identify undervalued investment opportunities with underlying intrinsic value that have the potential to create greater value at disposition. Our investment strategy seeks to identify technical pressures created by demographic, business and industry changes, which we believe lead to supply and demand imbalances within certain sectors of commercial real estate.

Based on our internal research, we believe that presently the hospitality sector, compared to other real estate asset classes, has a significant supply-demand imbalance, which should lead to upward pressure on room rates. In addition, we believe that hotel properties continue to trade below historical price levels, resulting in attractive purchasing opportunities at this present time. More specifically, we believe that premier-brand, select-service hotel properties in major metropolitan markets have the potential to generate attractive returns relative to other types of hotel properties due to their ability to achieve Revenue per Available Room, or RevPAR, levels at or close to those achieved by traditional, full-service hotels while achieving higher profit margins due to their more efficient operating model and more predicable net operating income. In addition, our market optimization investment strategy, accounting for growth potential and risks related to asset devaluation, takes into account current supply-demand imbalances and targets markets that offer stable population growth, high barriers to entry and multiple demand generators.

Investment Portfolio

As of December 31, 2016, our portfolio consisted of the following:

Hotel Properties

As of December 31, 2016, our portfolio included two hotel properties, described below.

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000

Totals				$101,600,000	346	$61,575,000

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2016.

Mortgage Note Receivable from Related Party

On October 6, 2016, our operating partnership originated a secured loan in the aggregate principal amount of $11,200,000, or the MN TX II note, to MN TX II, LLC, or MN TX II, a Texas limited liability company and a party related to our advisor. Proceeds from the MN TX II note were used by MN TX II solely to acquire a commercial property located in Houston, Texas. The entire unpaid principal balance of the MN TX II note and all accrued and unpaid interest thereon and all other amounts due thereunder are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II note may be prepaid in whole or in part by MN TX II without penalty at any time upon prior written notice to our operating partnership.

Borrowing Policies

We have used, and intend in the future to use, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments, including the use of debt to pay the cash consideration and other costs related to the mergers. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2016, our total outstanding indebtedness totaled $69,975,000. This amount did not exceed 300% of the value of our net assets.

Economic Dependency

We depend on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. We also depend upon the dealer manager for the sale of our shares of common stock in our offering.

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

Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A limited availability of financing in the future could reduce suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the proceeds from our offering. Further, as a result of their greater financial resources, our competitors may have more flexibility than we do in their ability to offer reduced room rates at properties. This could put pressure on our ability to maintain or raise rates and could adversely affect our ability to attract or retain customers. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to elect to be taxed as a REIT for the year ended December 31, 2016, such election will be made by filing our 2016 federal income tax return as a REIT, which return should be filed, taking into account available extensions, by September 15, 2017. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (the date of our inception) to December 31, 2014, including not having 100 shareholders for a sufficient number of days in 2015. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings that we make with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.moodynationalreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than their proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of drectors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. On March 14, 2017, in connection with the mergers, we suspended our share repurchase program, with such suspension effective March 24, 2017. We anticipate that we will reinstate our share repurchase program upon completion of the pending mergers or if the merger agreement is terminated. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, shares of our common stock should be viewed only as a long-term investment, and investors must be prepared to hold their shares for an indefinite length of time.

We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history.

Our offering is being conducted on a “best efforts” basis, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, which could negatively impact your investment.

Our offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. If we are unable to raise a substantial amount of funds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our assets are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve a portfolio that is consistent with our longer-term investment objectives, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Our ability to successfully conduct our offering depends, in part, on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Our dealer manager only has experience acting as a dealer manager for one public offering in addition to ours, that of Moody I. The success of our offering, and correspondingly our ability to implement our business strategy, depends upon the ability of our dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise sufficient proceeds through our offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Because our charter does not require our listing or liquidation by a specified date, our shares should be viewed as a long-term investment and investors should be prepared to hold them for an indefinite period of time.

In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board will consider a liquidity event within three to six years after the completion of our primary offering; however the timing of any such event will significantly depend upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, our shares should be viewed as a long-term investment and investors should be prepared to hold them for an indefinite period of time.

We pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and reduce cash available for investment.

A portion of the offering price from the sale of our shares in our offering is used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length and may be higher than fees payable to unaffiliated third parties. In addition, because the full offering price paid by stockholders will not be invested in hospitality assets, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share repurchase program. Stockholders may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

Our share repurchase program may provide our stockholders with a limited opportunity to have their shares of common stock repurchased by us at a price equal to or at a discount from the purchase price of the shares of our common stock being repurchased. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, shares may not be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently limit the number of shares to be repurchased to no more than the lesser of (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be purchased with the net proceeds from the sale of shares under the DRP in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board; provided, however, that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above limitation shall not apply to repurchases requested upon the death of a stockholder.

In addition, our board reserves the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Therefore, stockholders may not have the opportunity to make a repurchase request prior to an amendment, termination or suspension of the share repurchase program and may not be able to sell any of their shares of common stock back to us pursuant to our share repurchase program. Moreover, if investors do sell their shares of common stock back to us pursuant to the share repurchase program, they may not receive the same price they paid for any shares of our common stock being repurchased.

On January 4, 2017, our board of directors amended the share repurchase program to provide that our board may amend, suspend or terminate the share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in the our annual or quarterly reports, all as publicly filed or furnished with the Securities and Exchange Commission, or (ii) in a separate mailing to our stockholders. On March 14, 2017, in connection with the mergers, we suspended our share repurchase program, with such suspension effective March 24, 2017. We anticipate reinstating the share repurchase program following the completion of the mergers or the termination of the merger agreement; provided that the mergers are subject to significant closing conditions and there can be no assurance as to when the mergers will be completed, if at all.

Our board of directors has determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock.

On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. The offering price of our shares of common stock in our offering is primarily based on such determination. The objective of our board of directors in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program, which is currently suspended.

As with any valuation method, the methods used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or pursuant to the requirements of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.

Because the price our stockholders will pay for shares in our offering is primarily based on the estimated net asset value per share, stockholders may pay more than realizable value when they purchase shares or receive less than realizable value for their investment when selling their shares.

We may only calculate our estimated value per share annually and therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during our offering.

We intend to determine an updated estimated value per share every year on or about a date as of the last day of our fiscal year, or more frequently, in the sole discretion of our board of directors and intend to disclose that updated estimated value per share in an annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. We may not calculate an estimated value per share for our shares more than annually. Therefore, you may not be able to determine the net asset value of your shares on an ongoing basis during our offering.

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

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor. In addition, some of the employees of our advisor and its affiliates provide services to one or more other investment programs, including Moody I. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $2,927,174 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our DRP, $902,097, or 31%, were paid from cash provided by operating activities and $2,025,077, or 69%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

RISKS RELATED TO THE MERGERS

The pendency of the mergers could adversely affect our business and operations.

Between the date that the merger agreement was signed and the date that the mergers are consummated, the attention of our management may be diverted from day-to-day operations, regardless of whether or not the mergers are ultimately completed. The pendency of the mergers could have an adverse impact on our relationships with other parties, which parties may delay or decline entering into agreements with us as a result of the announcement of our entry into the merger agreement. In addition, due to operating covenants in the merger agreement, we may be unable during the pendency of the mergers to pursue certain transactions, undertake certain capital projects, undertake certain financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

There can be no certainty that the mergers will be consummated, and failure to consummate the mergers could negatively affect our future business and financial results.

Consummation of the mergers remains subject to the satisfaction or waiver of a number of conditions, some of which are beyond our control, including receipt of the approval of Moody I’s stockholders, receipt of regulatory approvals, delivery of certain documents, consents and legal opinions, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 filed by us to register the shares of our common stock to be issued as consideration in the merger, and the absence of a material adverse effect with respect to either us or Moody I. There can be no certainty that such conditions will be met or waived, or that the mergers will be consummated. If the mergers are not consummated, our ongoing business could be adversely affected and we may be subject to a number of material risks, including the following:

●	we will have incurred substantial costs and expenses related to the mergers, such as legal, accounting and advisory fees, which will be payable by us even if the mergers are not consummated, and are only subject to reimbursement under certain limited circumstances; and

●	we may be required to pay Moody I’s out-of-pocket expenses incurred in connection with the mergers if the merger agreement is terminated under certain circumstances.

If the mergers are not consummated, these risks could materially affect our business and financial results.

Our stockholders and Moody I stockholders will be diluted by the pending mergers.

The merger will dilute the ownership position of our current stockholders and result in Moody I stockholders having an ownership stake in us that is smaller than their current stake in Moody I. In connection with the merger, we could issue up to (i) approximately 2,727,301 shares of our common stock to the holders of Moody I common stock, based on approximately 13,303,908 shares of Moody I common stock outstanding as of March 8, 2017, and assuming that 50% of Moody I’s common stock is exchanged for the stock consideration, and (ii) approximately 5,454,602 shares of our common stock to the holders of Moody I common stock, based on approximately 13,303,908 shares of Moody I common stock outstanding as of March 8, 2017, and assuming that 100% of Moody I’s common stock is exchanged for the stock consideration. Assuming that 50% of Moody I’s common stock is exchanged for the stock consideration, our current stockholders and former Moody I stockholders are expected to hold approximately 58% and 42% of our common stock, respectively, following the merger, based on 3,840,306 shares of our common stock and 13,303,908 shares Moody I common stock outstanding as of March 8, 2017. In addition, as March 8, 2017, approximately 18,000 units of limited partnership interest in our operating partnership were issuable in connection with the partnership merger. Consequently, our stockholders and Moody I stockholders, as a general matter, will have less influence over the management and policies of us after the merger than each exercise over the management and policies of us and Moody I, as applicable, immediately prior to the merger.

We intend to incur debt in connection with the pending mergers, which may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our borrowings.

In connection with the merger, we may incur up to approximately $35 million in new borrowings. Our borrowings could have material adverse consequences for our business and may:

●	require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures, and other business activities;

●	increase our vulnerability to general adverse economic and industry conditions;

●	subject us to maintaining various debt, operating income, net worth, cash flow, and other financial covenant ratios;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restrict our operating policies and ability to make strategic acquisitions, dispositions, or exploiting business opportunities;

●	place us at a competitive disadvantage compared to our competitors that have less borrowings;

●	limit our ability to borrow more funds (even when necessary to maintain adequate liquidity), dispose of assets, or make distributions to stockholders; or

●	increase our costs of capital.

If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.

There may be unexpected delays in the consummation of the pending mergers.

The merger agreement provides that either we or Moody I may terminate the merger agreement if the mergers have not occurred by September 30, 2017. Certain events may delay the consummation of the mergers. Some of the events that could delay the consummation of the pending mergers include difficulties in obtaining the approval of Moody I’s stockholders, or satisfying the other closing conditions to which the mergers are subject.

Following the consummation of the mergers, we will assume certain potential liabilities relating to Moody I.

If the mergers are consummated, we will have assumed certain potential liabilities relating to Moody I. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

The future results of the combined company will suffer if the combined company does not effectively integrate and manage its expanded operations following the mergers.

Following the mergers, we expect to continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage expansion opportunities, which may pose substantial challenges to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits.

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

Our advisor and our sponsor and each of our advisor’s and sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have limited experience operating a public company or an entity that has elected to be taxed as a REIT. To be successful, we must, among other things:

●	identify and acquire investments that align with our investment strategies;

●	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our offering;

●	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

●	respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

●	continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause investors to lose all or a portion of their investments in our shares.

Our success depends on the performance of our sponsor and Moody National affiliates.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor, our sponsor and other affiliates of our sponsor, and any adverse change in their financial health could cause our operations to suffer. Our sponsor and its other affiliates are sensitive to trends in the general economy, as well as the real estate and credit markets. The real estate market downturn that began in 2008 in connection with the “Great Recession” adversely impacted certain prior real estate programs of our sponsor’s affiliates, resulting in a decrease or deferral of distributions with respect to such programs. Certain prior real estate programs have also requested additional cash infusions from investors to fund outstanding debt service payments. Further such requests may be necessary in the future depending upon the then-current economic conditions. These adverse developments have resulted in a reduction in payments to investors for certain prior real estate programs.

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

We have, and will continue, to use the proceeds from our offering for investments in hospitality assets and for payment of operating expenses, various fees and other expenses, including the costs and expenses associated with the completion of the mergers. During the initial stages of our offering, which we are currently in, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our properties. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, that capital may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net proceeds from our initial public offering, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

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

We may issue preferred stock, convertible stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our offering.

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

Our charter authorizes us to issue 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares of capital stock are designated as common stock, par value $0.01 per share and 100,000,000 shares of capital stock are classified as preferred stock, par value $0.01 per share. Our board, with the approval of a majority of the entire board and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever created and issued preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

●	a merger, tender offer or proxy contest;

●	the assumption of control by a holder of a large block of our securities; and

●	the removal of incumbent management.

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

In addition, Moody LPOP II, which holds special limited partnership interests in our operating partnership, is an affiliate of our advisor and, as the special limited partner in our operating partnership, may be entitled to: (1) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (2) a one-time payment in the form of cash or shares in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The special limited partnership interest holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special limited partnership interests would reduce the overall return to stockholders to the extent such return exceeds 6.0%.

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

An investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we may not be able to continue our business.

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we have engaged, and intend to continue to engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our initial public offering ends.

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

To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income-or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

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

We may compete with affiliates of our sponsor, including Moody I, for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor, including, subject to the pending mergers, Moody I, which generally invests in hospitality assets, and which has more resources than we do, for opportunities to acquire or sell hospitality properties. We may also buy or sell hospitality properties at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage hospitality properties in geographical areas in which we expect to own hospitality properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that affiliates of our sponsor, or Moody National affiliates, devote to us may be diverted, and we may face additional competition due to the fact that Moody National affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Moody National affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management team has successfully completed approximately 46 fully subscribed private placements in real estate programs of multiple property types with over 1,308 investors across the United States, and, in addition, our advisor’s management team also advises Moody I which has primarily invested in hospitality assets. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Moody I. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to other affiliates of our advisor than us.

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

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees;

●	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and to increase asset management fees;

●	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales;

●	the purchase of real estate assets from other Moody National affiliates, including our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, hotel management fees and disposition fees; and

●	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Moody LPOP II, as the holder of special limited partnership interests, to have its interests in our operating partnership redeemed.

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

The fees we pay to affiliates in connection with our offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

We have established investment criteria based on certain target markets and geographic areas. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Our hospitality properties may be concentrated in one or a few geographic locations, namely the East Coast, the West Coast and the Sunbelt regions of the United States. These investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business.

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

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, and real estate limited partnerships, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

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

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

●	the possibility that our venture partner in an investment might become bankrupt;

●	that the venture partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

●	that such venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

●	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

●	that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

●	the possibility that if we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

●	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

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

We expect to concentrate our investments in the hospitality sector. In addition, all of the real properties owned by Moody I, which would be acquired by us upon the completion of the mergers, are hospitality properties. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the hospitality sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had diversified our investments more.

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

While we do not and will not directly employ or manage the labor force at our hospitality properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our property manager or sub-property manager is responsible for hiring and maintaining the labor force at each of our hotel properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our hotel properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

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

We expect to invest the proceeds from our offering primarily in additional hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our property manager or a third-party property manager or sub-property manager will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believed the hotels were being operated in an inefficient or sub-optimal manner, we would not be able to require a change to the method of operation. Our only alternative for changing the operation of the hotels would be to replace the manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

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

The use of internet travel websites by customers can adversely affect our profitability.

The use of internet travel intermediaries by consumers may cause us to experience fluctuations in our operating performance and otherwise adversely affect our profitability and cash flows. Our property managers will likely rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our hotel properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our property managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than the premier-brand, select-service hotel properties we intend to primarily invest in, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our property managers fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Our profitability may be adversely affected by unstable market and business conditions and insufficient demand for lodging due to reduced business and leisure travel.

Any hotel properties that we may acquire, including the real properties owned by Moody I which would be acquired by us upon the completion of the mergers, will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include: increases in supply of hotel rooms that exceed increases in demand; increases in energy costs and other travel expenses that reduce business and leisure travel; reduced business and leisure travel due to continued geo-political uncertainty, including terrorism; adverse effects of declines in general and local economic activity; and adverse effects of a downturn in the hotel industry.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on your investment.

The hospitality industry is generally characterized as being intensely competitive. Any hotel in which we invest, including the real properties owned by Moody I which would be acquired by us upon the completion of the mergers, will compete with existing and new hotels in their geographic markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including those offering different types of accommodations and services. The principal competitive factors that will affect the hotel properties in which we will seek to invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the hotel rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

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

We intend to finance a portion of the purchase price of our investments by borrowing funds. We also intend to incur debt in connection with the mergers. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

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

We expect to elect to be taxed as a REIT for our taxable year ended December 31, 2016 and intend to operate in a manner designed to permit us to continue to qualify as a REIT for federal income tax purposes. In order to elect to be taxed as a REIT for the year ended December 31, 2016, such election will be made by filing our 2016 federal income tax return as a REIT, which return should be filed, taking into account available extensions, by September 15, 2017.

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

If we do not elect to be taxed as a REIT for our taxable year ended December 31, 2016 or fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, we would not be required to distribute substantially all of our net taxable income to our stockholders. In addition, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, unless we are eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

Legislative, regulatory or administrative changes could adversely affect us or our customers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our customers.

President Trump, the House leadership and the Senate leadership all have expressed interest in passing comprehensive tax reform this year. While certain aspects of tax reform proposals have been described, proposed legislation has not yet been introduced by the leaders of the House Ways and Means Committee or the Senate Finance Committee. None of the descriptions of tax reform proposals have specifically addressed the treatment of REITs. Moreover, there is not yet agreement between the President, the House leadership and the Senate leadership about the specifics of tax reform. To date, the focus of the House plan differs significantly from the Senate plan. Accordingly, there is no assurance that comprehensive tax reform will be enacted, when any such legislation might be enacted, what specific measures will be included in any enacted tax reform language, or whether tax reform would adversely affect us, our shareholders or our customers.

All of the tax reform proposals share a desire to reduce maximum corporate income tax rates and reform U.S. taxation of income earned outside the United States. Lower corporate rates would be at least partially paid for by reducing or eliminating various tax benefits. Given that the same tax benefits generally apply to businesses conducted through non-corporate structures, there is also pressure on reducing the tax rates applicable to non-corporate businesses.

Some of the tax benefits identified as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense. Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations. In addition, it is possible that substantially reduced corporate tax rates or Senate interest in integrating taxation of shareholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.

We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

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

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the Internal Revenue Service will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

If you participate in the DRP, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the DRP, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Internal Revenue Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	part of the income and gain recognized by certain qualified pension trusts with respect to our common stock may be treated as unrelated business taxable income if we are a “pension-held REIT,” which should not be the case;

●	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

●	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

RETIREMENT PLAN RISKS

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under ERISA and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

●	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

●	whether your investment is made in accordance with the documents and instruments governing your plan, IRA, or other arrangement, including the investment policy;

●	whether your investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

●	whether your investment will impair the liquidity of the plan, IRA, or other arrangement;

●	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

●	your need to value the assets of the plan annually.

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

As of December 31, 2016, we owned two hotel properties located in two states with a total of 346 rooms. For more information on our hotel properties see Item 1, “Business—Investment Portfolio.”

Our principal executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas, 77057. Our telephone number, general facsimile number and website address are (713) 977-7500, (713) 977-7505 and https://www.moodynationalreit.com, respectively.

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

Stockholder Information

As of March 8, 2017, we had 3,840,306 shares of our common stock outstanding held by a total of approximately 2,119 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

On March 16, 2017, our board of directors, including all of our independent directors, upon the recommendations of our advisor and the audit committee of our board of directors, determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. The estimated value per share is based on (x) the estimated value of our assets less the estimated value of our liabilities divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2016. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. See our current report on Form 8-K filed with the SEC on March 20, 2017 for more information about the determination of our estimated value per share.

New Purchase Price in the Primary Offering and Under the DRP

Also on March 16, 2017, in connection with the determination of the estimated value per share of our common stock of $25.04 as of December 31, 2016, our board of directors also determined a new per share offering price of our common stock. Accordingly, we will offer our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering, effective beginning April 3, 2017; and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share, effective beginning with distributions made in April 2017.

Recent Sales of Unregistered Securities

On August 15, 2014, we issued 8,000 shares of common stock at $25.00 per share to our sponsor in exchange for $200,000 in cash. In issuing such shares to our sponsor we relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. Our sponsor, by virtue of its affiliation with us, had access to information concerning our proposed operations and the terms and conditions of its investment.

On August 15, 2014, our operating partnership issued limited partnership interests to Moody Holdings II for $1,000 and issued special limited partnership interests to Moody LPOP II for $1,000. In issuing such partnership interests, our operating partnership relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act. We, Moody Holdings II and Moody LPOP II, by virtue of our affiliation with our operating partnership, had access to information concerning our operating partnership’s proposed operations and the terms and conditions of its investment. Pursuant to our independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in our initial public offering, each of our two independent directors at that time, Douglas Y. Bech and Charles L. Horn, received an initial grant of 5,000 shares of our restricted common stock. In addition, pursuant to our independent directors’ compensation plan, Clifford McDaniel received an initial grant of 5,000 shares of our restricted common stock upon his election to our board of directors on February 23, 2016. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In addition, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our offering. We are currently offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering at an initial offering price of $25.00 per share in our primary offering and up to $100,000,000 of shares of our common stock pursuant to our DRP at an initial offering price of $23.75 per share. On March 16, 2017, in connection with the determination of the estimated value per share of our common stock of $25.04 as of December 31, 2016, we will offer our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering, effective beginning April 3, 2017; and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04, effective beginning with distributions made in April 2017.

As of December 31, 2016, we had accepted subscriptions for, and issued, 3,145,348 shares of our common stock, including 35,065 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $77,757,076.

On November 8, 2016, our board of directors approved an extension of our offering to January 20, 2018. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, unless our offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year.

As of December 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities, LLC, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$7,232,045	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,384,647	Actual
Total expenses	$10,616,692

As of December 31, 2016, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $67,140,384, excluding $832,804 in offering proceeds from shares of our common stock issued pursuant to the DRP. For the year ended December 31, 2016, the ratio of the cost of raising capital to capital raised was approximately 14%.

We intend to use the proceeds from our offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States, including hotel properties that we will acquire as a result of the mergers if the mergers are consummated. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2016, we used approximately $40,825,000 of the net proceeds from our offering to acquire the Residence Inn Austin and the Springhill Suites Seattle, to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of December 31, 2016, we had paid $2,903,610 of acquisition expenses, including $1,149,123 during the year ended December 31, 2016 related to the mergers.

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

We will repurchase shares under our share repurchase program for the lesser of the price paid by the stockholder for the shares that are being repurchased or 95% of the then-current estimated per share value. Repurchase requests made within two years of death or “qualifying disability” of a stockholder will be repurchased at a price equal to the then-current public offering price or, in the case of repurchases following the conclusion of our offering, at a price based upon our current per share estimated value and other factors that our board of directors deems relevant. Our board of directors, in its sole discretion, shall make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder.

We are not obligated to repurchase shares of our common stock under the share repurchase program. Our board of directors may, in its sole discretion, accept or reject any share repurchase request made by any stockholder at any time. Repurchases during any calendar year will be limited to the lesser of (1) 5.0% of the weighted average of common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be repurchased with the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors; provided, however, that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above volume limitations shall not apply to repurchases requested upon the death of a stockholder. In addition, our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. If our board of directors decides to amend, suspend or terminate our share repurchase program, we will provide stockholders with no less than 10 days’ prior written notice, which notice may be provided by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all as publicly filed or furnished with the Securities and Exchange Commission, or (b) in a separate mailing to our stockholders.

In connection with the mergers, on March 14, 2017, we announced the suspension of our share repurchase program, effective March 24, 2017. We anticipate that our share repurchase program will be reinstated upon either the consummation of the mergers or the termination of the merger agreement.

There were no redemptions of our common stock in the fourth quarter of 2016.

Distribution Information

On July 2, 2015, our board of directors authorized and declared a cash distribution to our stockholders. The distribution (1) accrues daily to our stockholders of record as of the close of business on each day commencing on August 1, 2015, (2) is payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) is calculated at a rate of approximately $0.00479 per share of our common stock per day.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2016 and 2015.

		Distribution Paid	Total Amount of
Period	Cash Distribution	Pursuant to DRP(1)	Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Third Quarter 2015	16,959	5,838	22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2016, we had cash provided by operating activities of $921,090, and a deficit of $562,326 in funds from operations. For the year ended December 31, 2015, we had cash used in operating activities of $18,993, and a deficit of $379,763 in funds from operations. For the year ended December 31, 2016, 33% of distributions were paid from cash provided by operating activities and 67% were paid from offering proceeds. For the year ended December 31, 2015, all distributions were paid from offering proceeds.

The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	6%	15%
Capital Gain	0%	0%
Return of Capital	94%	85%
Total	100%	100%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2016, 2015 and 2014, and for the years ended December 31, 2016 and 2015 and for the period from July 25, 2014 (inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$135,758,774	$29,479,123	$198,624
Total liabilities	$70,929,336	$17,217,912	$—
Special limited partnership interests	$1,000	$1,000	$1,000
Total equity	$64,828,438	$12,260,211	$197,624

	Year ended December 31, 2016	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014

STATEMENT OF OPERATIONS DATA:
Total revenue	$14,858,872	$1,077,074	$—
Total expenses	$17,136,343	$1,598,377	$2,376
Gain on acquisition of hotel property	$—	$2,000,000	$—
Income tax benefit	$4,000	$6,000	$—

Net income (loss)	$(2,273,471)	$1,484,697	$(2,376)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$921,090	$(18,993)	$(2,376)
Net cash used in investing activities	$(88,665,861)	$(25,683,518)	$—
Net cash provided by financing activities	$105,741,116	$27,084,854	$201,000

OTHER DATA:
Distributions declared	$3,161,440	$217,365	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, our operating partnership, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We intend to elect to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody Holdings II, and Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally. As of December 31, 2016, we owned (1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas, (2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington and (3) a note receivable from a related party, or the MN TX II note, with an initial principal amount of $11,200,000.

We are externally managed by our advisor, Moody National Advisor II, LLC, a related party, pursuant to an advisory agreement. Our advisor was formed in July 2014. Our sponsor is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor. Our advisor sources and presents investment opportunities to our board. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11 effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP, at an initial offering price of $23.75 per share. On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. Also on March 16, 2017, in connection with the determination of the estimated value per share of our common stock, our board of directors determined a new per share offering price of our common stock. Accordingly, we will offer our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering, effective beginning April 3, 2017; and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04, effective beginning with distributions made in April 2017.

Moody Securities, LLC, an affiliate of our advisor, is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of December 31, 2016, we had received and accepted investors’ subscriptions for and issued 3,145,348 shares of our common stock in our offering, including 35,065 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $77,757,076. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of March 8, 2017, we had received and accepted investors’ subscriptions for and issued 3,812,306 shares of our common stock in our offering, including 46,520 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $94,144,650. As of March 8, 2017, 36,214,214 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

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

Pending Merger with Moody I

On September 27, 2016, we jointly announced with Moody I, that we had entered into a non-binding letter of intent that set forth the terms and conditions upon which we would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of March 8, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Our sponsor serves as the sponsor of Moody I, and Brett C. Moody serves as the Chairman of the Board and Chief Executive Officer of Moody I.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody I OP, Moody I advisor and merger sub entered into the merger agreement. Pursuant to the merger agreement, Moody I will merge with and into merger sub, with merger sub continuing as the surviving entity and our wholly owned subsidiary. In addition, pursuant to the merger agreement, our operating partnership will merge with and into Moody I OP in the partnership merger. The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, we agreed to pay gross consideration of $11.00 per share of Moody I common stock, which amount will be reduced by all fees and expenses that Moody I incurs as a result of or in connection with the mergers and other transactions contemplated by the merger agreement (including certain disposition fees and profit sharing amounts to Moody I’s sponsor and parties related thereto, financial advisory and legal fees payable by us, and other transaction and closing costs incurred by us), which fees and expenses we refer to as the “Moody I transaction fees and expenses,” to arrive at the net merger consideration payable to the holders of Moody I’s common stock, which we refer to as the “net per share price;” provided, that in no event will the net per share price be less than $10.25. Pursuant to the terms of the merger agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses and have calculated the net per share price. Based on such determination, the net per share price was determined to be $10.25.

At the effective time of the merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)	a number of shares of our common stock, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, with such quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the stock consideration together with the cash consideration as the “merger consideration.”

Notwithstanding the above, the maximum number of shares of Moody I common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive merger consideration. If the elections of Moody I’s stockholders would cause more than 50% of the aggregate number of shares of Moody I common stock to be converted into the right to receive the cash consideration, then the shares of Moody I common stock that would be converted into the right to receive the cash consideration will be reduced proportionally so that the number of shares of Moody I common stock that will be converted into the right to receive the cash consideration will not exceed 50%, and the remaining shares of Moody I common stock will be converted into the right to receive the stock consideration.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in Moody I OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in Moody I OP designated as a special partnership unit pursuant to Moody I OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in our operating partnership will be converted into one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of our operating partnership will be converted into one special unit in the surviving partnership.

The merger agreement contains customary covenants, including covenants prohibiting Moody I and its subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, Moody I had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, Moody I had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could have, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminated the merger agreement and entered into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder. None of the parties contacted during the go shop process submitted a proposal that was deemed an “acquisition proposal” under the merger agreement to Moody I prior to the go shop period end time.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National and Moody OP Holdings I, LLC, or OP Holdings, entered into the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National will be terminated and Moody I will pay Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which the Moody I advisor could have been entitled and a waiver of any other contractual termination fee that the Moody I advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Also concurrently with the entry into the merger agreement, we, our operating partnership and our advisor entered into the amended and restated advisory agreement. Pursuant to the amended and restated advisory agreement, we will be obligated to pay our advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger. However, during the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under the amended and restated advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

The merger agreement may be terminated under certain circumstances by both Moody I and us. If such termination occurs under certain circumstances, then Moody I would be obligated to pay us a termination fee of $2,000,000 (or $1,000,000 if the merger agreement had been terminated pursuant to the go shop provisions therein), plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of Moody I’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by us to register the shares of our common stock to be issued as stock consideration in the merger, and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, we entered into the stockholder servicing coordination agreement with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we will pay to Moody Securities certain stockholder servicing fees of up to $2.125 per share of our common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of our common stock issued as consideration in the merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by us as cash consideration in the merger.

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2014, we had not commenced real estate operations and did not own any properties. As of December 31, 2015, we owned the Residence Inn Austin. As of December 31, 2016, we owned the Residence Inn Austin, the Springhill Suites Seattle and the MN TX II note. Because we owned only one property as of December 31, 2015, our results of operations for the year ended December 31, 2015 are not directly comparable to those for the year ended December 31, 2016. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments including those acquired as a result of the mergers, if they are consummated. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Revenue

Total revenue increased to $14,858,872 for the year ended December 31, 2016 from $1,077,074 for the year ended December 31, 2015. Hotel revenue increased to $14,711,407 for the year ended December 31, 2016 from $1,077,074, for the year ended December 31, 2015 because we had a full year’s operations for the Residence Inn Austin and acquired the Springhill Suites Seattle during the year ended December 31, 2016. Interest income from notes receivable increased to $147,465 for the year ended December 31, 2016 from $0 for the year ended December 31, 2015. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets, including those acquired in the mergers, and owning the Springhill Suites Seattle for a full year reporting period.

Hotel Operating Expenses

Hotel operating expenses increased to $7,496,095 for the year ended December 31, 2016 from $522,586 for the year ended December 31, 2015 because we had a full year’s operations for the Residence Inn Austin and acquired the Springhill Suites Seattle during the year ended December 31, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $793,763 for the year ended December 31, 2016 from $101,214 for the year ended December 31, 2015 because we had a full year’s operations for the Residence Inn Austin and acquired the Springhill Suites Seattle during the year ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization increased to $1,711,145 for the year ended December 31, 2016 from $135,540 for the year ended December 31, 2015 because we had a full year’s operations for the Residence Inn Austin and acquired the Springhill Suites Seattle during the year ended December 31, 2016.

Acquisition Expenses

Acquisition expenses increased to $2,407,445 for the year ended December 31, 2016 from $496,165 for the year ended December 31, 2015.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,590,687 for the year ended December 31, 2016 from $171,461 for the year ended December 31, 2015 because we had a full year’s operations for the Residence Inn Austin and acquired the Springhill Suites Seattle during the year ended December 31, 2016. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, including the mergers, but to decrease as a percentage of total revenue.

Gain on Acquisition of Hotel Property

We did not have any gain on acquisition for the year ended December 31, 2016. Gain on acquisition of the Residence Inn Austin for the year ended December 31, 2015 was $2,000,000 which was the difference between the fair value of the property of $27,500,000 and the purchase price of $25,500,000 on the date of acquisition.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $3,137,208 for the year ended December 31, 2016 from $171,411 for the year ended December 31, 2015. Interest expense and amortization of debt issuance costs increased due to our incurrence of indebtedness in connection with the acquisition of the Springhill Suites Seattle and our owning the Residence Inn Austin for the entire year ended December 31, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Our income tax benefit was $4,000 for the year ended December 31, 2016 compared to $6,000 for the year ended December 31, 2015.

Liquidity and Capital Resources

Our current principal demand for funds is the payment of the consideration and other costs related to the mergers, including payment of the stockholder servicing fees described above, although the amount of cash needed depends to a considerable extent on the number of shares of Moody I common stock that are exchanged for the cash consideration. We intend to use proceeds from our offering and from a credit facility into which we intend to enter to supply the cash needed to cover such costs.

Notwithstanding the mergers, our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Proceeds from our offering currently supply a significant portion of our cash. Over time, however, cash from operations will generally fund our cash needs for items other than asset acquisitions.

There may be a delay between the sale of shares of our common stock during our offering and our purchase of assets, including the mergers, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Net Cash Provided by (Used in) Operating Activities

As of December 31, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle hotel properties. As of December 31, 2015, the Residence Inn Austin was our sole hotel property. Net cash provided by (used in) operating activities for the years ended December 31, 2016 and 2015 was $921,090 and $(18,993), respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2016 and 2015 was $88,665,861 and $25,683,518, respectively. The increase in cash used in investing activities for the year ended December 31, 2016 was due to the acquisition of a hotel property for $73,649,460 and the origination of the related party note receivable of $11,200,000.

Net Cash Provided by Financing Activities

For the year ended December 31, 2016, our cash flows from financing activities consisted primarily of proceeds from our offering and notes payable, net of repayment of the notes payable, offering costs paid and distributions paid to our stockholders. Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $105,741,116 and $27,084,854, respectively. The increase in cash provided by financing activities for the year ended December 31, 2016, was primarily due to gross offering proceeds of $65,231,484 and proceeds of notes payable of $109,650,000 less repayment of note payable of $56,250,000 for the year ended December 31, 2016, as compared to gross offering proceeds and proceeds of a note payable of $12,525,592 and $16,575,000, respectively, for the year ended December 31, 2015.

Cash and Cash Equivalents

As of December 31, 2016, we had cash on hand of $19,577,312.

Debt

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property (including, as noted above, in the pending mergers), and potentially securities and debt-related investments. In addition, we may re-finance or extend loans that are currently secured by properties held by Moody I that we would acquire if the mergers are consummated. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

As of December 31, 2016, our outstanding indebtedness totaled $69,975,000. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2016 and 2015, our debt levels did not exceed 300% of the value of our assets.

For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2016, other than the merger agreement (see “Pending Merger with Moody I” for more information about the obligations and commitments arising under the merger agreement):

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$69,975,000	$21,511	$9,754,954	$2,099,960	$58,098,575
Interest payments on outstanding debt obligations(2)	25,594,416	3,086,904	5,757,348	5,330,056	11,420,108
Total	$95,569,416	$3,108,415	$15,512,302	$7,430,016	$69,518,683

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2016.

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

As of December 31, 2016, total offering costs for our offering were $10,616,692, comprised of $7,823,406 of offering costs incurred directly by us and $2,793,286 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2016, we had $327,778 due to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which we complete our first investment, we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. We acquired our first asset in the fourth quarter of 2015. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $1,698,408, which included $1,118,687 in operating expenses incurred directly by us and $579,721 incurred by our advisor on our behalf. Of that $1,698,408 in total operating expenses, $103,093 exceeded the 2%/25% Limitation. While our board of directors has not approved the reimbursement of such excess to our advisor, our board of directors reserves the right to do so in the future. We reimbursed our advisor $472,000 in operating expenses during the four fiscal quarters ended December 31, 2016.

Critical Accounting Policies

General

We consider the accounting policies described below to be critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the consolidated financial statements or different amounts reported in the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to elect to be taxed as a REIT for the year ended December 31, 2016, such election will be made by filing our 2016 federal income tax return as a REIT, which return should be filed, taking into account available extensions, by September 15, 2017. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ending December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, including not having enough shareholders for a sufficient number of days in those periods. Prior to qualifying to be taxed as a REIT we were subject to normal federal and state corporation income taxes.

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

We lease the hotels that we acquire to wholly owned taxable REIT subsidiaries, or TRSs, that are subject to federal, state and local income taxes.

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2016.

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

Land fair values are derived from appraisals, and building fair values are calculated as replacement cost less depreciation or our estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The fair value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation.

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

Impairments

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2016 and 2015.

In evaluating our hotel properties for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of our hotel properties which could then result in different conclusions regarding impairment and material changes to our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of December 31, 2016, our investments consisted of our interests in the Residence Inn Austin and the Springhill Suites Seattle and the MN TX II note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2016, we were not experiencing any material impact from inflation.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders each year. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014. As noted above, we intend to elect to be taxed as a REIT for the year ended December 31, 2016, pending the receipt of certain relief from the Internal Revenue Service.

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

●	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

●	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to a “publicly offered REIT” such as our company as defined in new Internal Revenue Code Section 562(c)(2).

●	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

●	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

●	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

●	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

●	REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

●	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs:

○	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

○	Effective December 18, 2015, new rules simplified the determination of whether REITs such as our company are a “domestically controlled qualified investment entity.”

○	For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

○	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

 Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month and (3) are calculated at a rate of approximately $0.00479 per share of our common stock per day.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Third Quarter 2015	16,959	5,838	22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

We paid $2,777,563 in aggregate distributions for the year ended December 31, 2016, which was comprised of $1,990,961 in cash distributions and $786,602 in shares issued pursuant to the DRP. We paid $149,611 in aggregate distributions for the year ended December 31, 2015, which was comprised of $103,411 in cash distributions and $46,200 in shares issued pursuant to the DRP. For the year ended December 31, 2016, we had cash provided by operating activities of $921,090, and a deficit of $562,326 in funds from operations. For the year ended December 31, 2015, we had cash used in operating activities of $18,993, and a deficit of $379,763 in funds from operations. For more information on how we calculate funds from operations, see “—Funds from Operations and Modified Funds from Operations,” below. For the year ended December 31, 2016, 33% of distributions were paid from cash provided by operating activities and 67% were paid from offering proceeds. For the year ended December 31, 2015, all distributions were paid from offering proceeds. Of the $2,927,174 in total distributions we have paid during the period from our inception through December 31, 2016, including shares issued pursuant to the DRP, approximately 31% was funded from cash flow from operations and approximately 69% was funded from offering proceeds.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any such derivate instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses. Although organizational and acquisition expenses reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness, and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Offering expenses do not affect net income. Our calculation of MFFO set forth in the table below reflects the exclusion of acquisition expenses.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2016 and 2015 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2016	2015
Net Income (Loss)	$(2,273,471)	$1,484,697
Adjustments:
Depreciation and amortization	1,711,145	135,540
Gain on acquisition of hotel property	—	(2,000,000)
Funds from Operations	(562,326)	(379,763)
Adjustments:
Acquisition expenses	2,407,445	496,165
Modified Funds from Operations	$1,845,119	$116,402

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On December 31, 2016, we declared a distribution in the aggregate amount of $451,631, of which $321,676 was paid in cash on January 15, 2017 and $129,955 was paid pursuant to the DRP in the form of additional shares of our common stock. On January 31, 2017, we declared a distribution in the aggregate amount of $495,546, of which $353,450 was paid in cash on February 15, 2017 and $142,096 was paid pursuant to the DRP in the form of additional shares of our common stock. On February 28, 2017, we declared a distribution in the aggregate amount of $480,306 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on March 15, 2017.

Amendment to Advisory Agreement

On January 4, 2017, we entered into an amendment to the advisory agreement with our advisor, which extended the term of the advisory agreement for an additional one-year term expiring on January 20, 2018; provided, however, that the current advisory agreement will be replaced with the amended and restated advisory agreement if the mergers are consummated.

Entry into the Stockholder Servicing Coordination Agreement

In connection with the merger, on February 2, 2017, we entered into the stockholder servicing coordination agreement with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we will pay to Moody Securities stockholder servicing fees of up to $2.125 per share of our common stock issued as stock consideration in the merger. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of our common stock issued as consideration in the merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by us as consideration in the merger.

Determination of the Estimated Value per Share

On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. The estimated value per share was based upon 3,173,348 shares of our common stock outstanding as of December 31, 2016. Although the estimated value per share has been developed as a measure of value as of December 31, 2016, a specific date, the estimated value per share does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange or the limited nature in which a stockholder may redeem shares under the share repurchase program, which has been suspended in connection with the mergers, a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for our corporate level overhead.

Updated Purchase Price in the Primary Offering and Under the DRP

Also on March 16, 2017, in connection with the determination of the estimated value per share of our common stock, our board of directors determined a new per share offering price of our common stock. Accordingly, we will offer our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering, effective beginning April 3, 2017; and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04 as of December 31, 2016, effective beginning with distributions made in April 2017.

Amended and Restated DRP

On March 16, 2017, in connection with the change in the price of shares offered pursuant to our DRP to $25.04, we adopted an amended and restated DRP to reflect the new DRP price of $25.04 per share and to provide that following any subsequent determination of an estimated value per share of our common stock, we will sell shares under our DRP at 100% of the most recently determined estimated value per share.

Amendment to Dealer Manager Agreement

On March 20, 2017, we entered into Amendment No. 1 to the Amended and Restated Dealer Manager Agreement by and among us, our operating partnership and the dealer manager to reflect the new price of shares offered in the primary offering of $27.82 and shares offered pursuant to our DRP of $25.04.

Suspension of the Share Repurchase Program

In connection with the mergers, on March 24, 2017, we announced the suspension of our share repurchase program, effective March 24, 2017. We anticipate that our share repurchase program will be reinstated upon either the consummation of the mergers or the termination of the merger agreement.

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

As of December 31, 2016, our indebtedness was comprised of notes secured by the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note, as described below. All such notes accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2016 and 2015, our mortgage notes payable secured by the respective real properties, consisted of the following:

Mortgage Loan	Principal as of December 31, 2016	Principal as of December 31, 2015	Interest Rate at December 31, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	—	4.380%	October 1, 2026
MN TX II note(3)	8,400,000	—	3.750%	October 6, 2018
Total notes payable	69,975,000	16,575,000
Less unamortized debt issuance costs	(931,498)	(319,302)
Total notes payable, less unamortized debt issuance costs	$69,043,502	$16,255,698

(1)	Monthly payments of interest only are due and payable in calendar year 2016, after which monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of December 31, 2016, we were exposed to credit risk with respect to our investment in the MN TX II note.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Brett C. Moody	53	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	62	Chief Financial Officer, Treasurer and Secretary
Charles L. Horn	56	Independent Director
Clifford P. McDaniel	55	Independent Director

There are no family relationships between any directors or executive officers, or between any director and executive officer.

Brett C. Moody serves as our Chairman of our board, Chief Executive Officer and President. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also serves as Chairman of the board, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of Moody I Advisor, positions he has held since its inception in 2008. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

Our board, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience he has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Robert W. Engel serves as our Chief Financial Officer. Mr. Engel also serves as Chief Financial Officer and Treasurer of Moody I, positions he has held since January 2008, and as Secretary of Moody I, a position he has held since May 2010. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a Bachelor of Business Administration with highest honors with a major in Accounting from the University of Texas at Austin in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

Charles L. Horn has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also serves as an independent director and as Chairman of the Audit Committee of Moody I, positions he has held since May 2012. Since December 2009, Mr. Horn has served as the Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn holds a Bachelor’s degree in business administration from Abilene Christian University and an MBA from the University of Texas at Austin. Mr. Horn is a Certified Public Accountant in the State of Texas.

Our board, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel was elected as one of our independent directors on February 23, 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a Bachelor of Science degree in Communications from the University of Texas in 1984.

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

In addition to our current directors, pursuant to the merger agreement, if the mergers are consummated then our board of directors will be expanded from three to five directors and William H. Armstrong and John P. Thompson, both of whom currently serve as directors of Moody I, will be appointed to our board of directors to fill the two resulting vacancies. Biographies of Messrs. Armstrong and Thompson are set forth below:

William H. Armstrong III (age 52) has served as one of Moody I’s independent directors since September 2008, the month in which Moody I was formed. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C. based non-profit organization, and he has been active in NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received his B.A. in Economics from the University of Colorado Denver.

Our current board of directors, in approving Mr. Armstrong’s election to our board of directors pursuant to the merger agreement, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson (age 53) has served as one of Moody I’s independent directors since September 2008, the month in which Moody I was formed. Mr. Thompson is the founder of PinPoint Commercial, which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm as well as overseeing the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial broker with CB Richard Ellis, Inc. Mr. Thompson received his Bachelor of Business Administration in Finance from the University of Texas at Austin.

Our current board of directors, in approving Mr. Thompson’s election to our board of directors pursuant to the merger agreement, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	62,500	—	126,500
Douglas Y. Bech(3), (4)	14,500	—	—	14,500
Clifford P. McDaniel(3)	40,500	187,500	—	228,000
Total	$119,000	$250,000	$—	$369,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”
(2)	As described below under “—Independent Directors Compensation Plan,” each of Messrs. Horn and Bech received a grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross proceeds in our initial public offering. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.
(4)	Mr. Bech resigned from our board of directors on February 22, 2016.

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

Independent Directors Compensation Plan

We have approved and adopted an independent directors compensation plan which operates as a sub-plan of our long-term incentive plan. Under our independent directors compensation plan, each of our then current independent directors received 5,000 shares of restricted common stock when we raised the minimum offering amount of $2,000,000 in our initial public offering. Each new independent director that subsequently joins our board receives 5,000 shares of restricted stock on the date he or she joins the board. In addition, on the date of each annual meeting of stockholders at which an independent director is re-elected to the board, he or she receives 2,500 restricted shares. Subject to certain conditions, the restricted stock granted pursuant to the independent directors compensation plan will vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant. As of December 31, 2016, 20,000 shares of restricted common stock have been granted to our independent directors.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,980,000
Equity compensation plans not approved by security holders:	—	—	—
Total	—	—	1,980,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 8, 2017, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	8,932	0.2%
Robert W. Engel	—	—
Charles L. Horn	7,500	0.2%
Clifford P. McDaniel	7,896	0.2%
All Directors and Executive Officers as a group	24,328	0.6%
5% Stockholders
Comrit Investments 1, LP(4)	373,289	9.7%

(1)	The address of each of Messrs. Moody, Engel, Horn and McDaniel is c/o Moody National REIT II, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.

(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(3)	Includes 8,932 shares owned by Moody National REIT Sponsor, LLC. Moody National REIT Sponsor, LLC is indirectly owned and controlled by Mr. Moody.
(4)	The address of Comrit Investments 1, LP is First Caribbean House, 3rd Floor, Grand Cayman, Cayman Islands, KY1-1104.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the year ended December 31, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2016, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 99% of the limited partnership units of our operating partnership. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon: (1) the listing of our common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

Springhill Suites Seattle

On May 24, 2016, our operating partnership acquired fee simple title to the Springhill Suites Seattle from its tenant-in-common owners for an aggregate purchase price, exclusive of closing costs, of $74,100,000. The tenant-in-common owners acquired their interests in the Springhill Suites Seattle in a tenant-in-common program sponsored by an affiliate of our sponsor.

MN TX II Note

As described above in Item 1, “Business—Investment Portfolio,” on October 6, 2016, our operating partnership originated the MN TX II note to a party related to our advisor.

Our Relationships with our Advisor and our Sponsor

Our advisor, Moody National Advisor II, LLC, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in July 2014 and is indirectly owned by our sponsor. Brett C. Moody, the Chairman of our board of directors, Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement and, if the mergers are consummated, the amended and restated advisory agreement, we pay our advisor or its affiliates the fees described below.

●	We pay our advisor an acquisition fee equal to 1.5% of (1) the cost of all investments the we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from our initial public offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the year ended December 31, 2016, we paid our advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle. For the year ended December 31, 2015, we paid our advisor acquisition fees of $382,500 in connection with the acquisition of the Residence Inn Austin.

In addition, pursuant to the amended and restated advisory agreement, we will be obligated to pay our advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger if the mergers are consummated.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2016, we paid our advisor financing coordination fees of $562,500 in connection with the acquisition of the Springhill Suites Seattle. For the year ended December 31, 2015, we paid our advisor financing coordination fees of $165,750 in connection with the acquisition of the Residence Inn Austin.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2016 and 2015, we incurred asset management fees of $725,751 and $42,500, respectively.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2016 and 2015, we paid the property manager property management fees of $588,396 and $42,723, respectively.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2016, we had not paid any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2016, we had not paid any disposition fees to our advisor. However, pursuant to the amended and restated advisory agreement, during the first year following the consummation of the mergers, if we sell a property previously owned by Moody I, then any disposition fee to which our advisor would be entitled will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

In addition to the fees we pay to our advisor pursuant to the advisory agreement and, if the mergers are consummated, the amended and restated advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	We will reimburse our advisor for organizational and offering expenses incurred on our behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and do not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of gross offering proceeds from the sale of shares in our initial public offering as of the date of reimbursement. As of December 31, 2016, total offering costs were $10,616,692, comprised of $7,823,406 of offering costs incurred directly by us and $2,793,286 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2016, we had $327,778 reimbursable from our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $1,698,408, which included $1,118,687 in operating expenses incurred directly by us and $579,721 incurred by our advisor on our behalf. Of the $579,721 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, $103,093 exceeded the 2%/25% Limitation. While our board of directors has not approved the reimbursement of such excess to our advisor, our board of directors reserves the right to do so in the future. We reimbursed our advisor $472,000 in operating expenses during the four fiscal quarters ended December 31, 2016.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2016, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

Moody National Securities, LLC, or Moody Securities, the dealer manager of our offering and an affiliate of our advisor, receives a commission of up to 7% of gross offering proceeds from our offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, we pay Moody Securities a dealer manager fee of up to 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of December 31, 2016, we had paid Moody Securities $5,921,786 in selling commissions related to our offering and $1,310,259 in dealer manager fees related to our offering.

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

Priority Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for our sponsor or its affiliates, including Moody I. Additionally, our investment strategy is similar to the investment strategy of Moody I. We, our sponsor, our advisor and other affiliates, including Moody I, share certain of the same executive officers and key employees. In the event that we, or any other investment vehicle formed or managed by these real estate professionals, or any other investment vehicle sponsored by our sponsor and its affiliates, including Moody I, are in the market and seeking investments similar to those we intend to make, these real estate professionals will review the investment objectives, portfolio and investment criteria of each such investment vehicle to determine the suitability of the investment opportunity.

In connection with determining whether an investment opportunity is suitable for one or more investment vehicles sponsored by our sponsor and its affiliates, these real estate professionals may take into account such factors as they, in their discretion, deem relevant, including, amongst others, the following:

●	the investment objectives and criteria of our sponsor and other affiliates;

●	the cash requirements of our sponsor and its affiliates;

●	the portfolio of our sponsor and its affiliates by type of investment and risk of investment;

●	the policies of our sponsor and its affiliates relating to leverage;

●	the anticipated cash flow of the asset to be acquired;

●	the income tax effects of the purchase;

●	the size of the investment; and

●	the amount of funds available to our sponsor and its affiliates and the length of time such funds have been available for investment.

Following the completion of suitability determinations, these real estate professionals shall have the authority, in their sole discretion, to direct the investment opportunity to the entity for which such investment opportunity would be the most suitable. The advisory agreement requires that this determination be made in a manner that is fair without favoring our sponsor or any other affiliate. Notwithstanding the foregoing, in the event that an investment opportunity becomes available that is equally suitable, under all of the factors considered by these real estate professionals, for both us and one or more other public or private entities sponsored by our sponsor and its affiliates, or managed by these real estate professionals, including Moody I, then the entity that has had the longest period of time elapsed since it was offered an investment opportunity will first be offered such investment opportunity.

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

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

●	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement (and amended and restated advisory agreement, if the mergers are consummated) with our advisor;

●	transactions with affiliates, including our directors and officers;

●	awards under our long-term incentive plan; and

●	pursuit of a potential liquidity event.

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

Term of advisory agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate an advisory agreement with our advisor without cause or penalty on 60 days’ written notice and that we may terminate such agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor.

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

Director Independence

We have a three-member board but, as noted above, the size of our board will be increased to five directors if the mergers are consummated. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The two remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange, or the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

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

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than the mergers and related transactions and those transactions covered by the terms of the agreements described above.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2016 and 2015 are set forth in the table below.

	Year ended December 31, 2016	Year ended December 31, 2015
Audit fees	$142,032	$73,725
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$142,032	$73,725

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-25 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits

The Exhibit Index attached hereto is incorporated herein by reference.

ITEM 16.	Form 10-K Summary

The company has elected not to provide summary information.

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: March 23, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Brett C. Moody his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 23, 2017
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 23, 2017
Robert W. Engel

/s/ Charles L. Horn	Director	March 23, 2017
Charles L. Horn
March 23, 2017
/s/ Clifford P. McDaniel	Director
Clifford P. McDaniel

64

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2016, among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody National Advisor II, LLC, Moody Merger Sub, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, LP and Moody National Advisor I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed November 17, 2016)

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Distribution Reinvestment Plan (included in Appendix C to the prospectus and incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2)

10.1	Advisory Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3)

10.2	Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2016 (the “May 26, 2016 Form 8-K”))

10.3	Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3)

10.4	Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3)

10.5	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

10.6	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.7	Agreement of Purchase and Sale, made as of May 11, 2015, by and between Mueller Hospitality, LP and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2)

10.8	Assignment and Assumption of Agreement of Purchase and Sale, dated as of October 15, 2015, by and between Moody National REIT II, Inc. Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2)

10.9	Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.10	Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.11	Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.12	Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and Keybank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.13	Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.14	Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.15	Assignment and Assumption of Agreement of Purchase and Sale, dated January 28, 2016, by and between Moody National Companies, L.P. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to Moody National REIT II, Inc.’s Registration Statement on Form S-11 (File No. 333-198305) filed on April 21, 2016 (“Post-Effective Amendment No. 3”))

10.16	Agreement of Purchase and Sale, dated as of October 26, 2015, by and among Moody National SHS Seattle MT, LLC, certain Fee Owners, and Moody National Companies, LP (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3)

10.17	Assignment and Assumption of Agreement of Purchase and Sale, dated May 24, 2016, by and between Moody National REIT II, Inc., Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.2 to the May 26, 2016 Form 8-K)

10.18	Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the May 26, 2016 Form 8-K)

10.19	Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the May 26, 2016 Form 8-K)

10.20	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the May 26, 2016 Form 8-K))

10.21	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the May 26, 2016 Form 8-K)

10.22	Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the May 26, 2016 Form 8-K)

10.23	Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the May 26, 2016 Form 8-K)

10.24	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd. For the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the May 26, 2016 Form 8-K)

10.25	Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the May 26, 2016 Form 8-K)

10.26	Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the May 26, 2016 Form 8-K)

10.27	Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to Moody National REIT II, Inc.’s Current Report on Form 8-K, filed on September 26, 2016 (the “September 26, 2016 Form 8-K”))

10.28	Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the September 26, 2016 Form 8-K)

10.29	Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the September 26, 2016 Form 8-K)

10.30

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd., for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the September 26, 2016 Form 8-K)

10.31	Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the September 26, 2016 Form 8-K)

10.32

First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the September 26, 2016 Form 8-K)

10.33	Amended and Restated Advisory Agreement, dated as of November 16, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 17, 2016)

10.34	Termination Agreement, dated as of November 16, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC, Moody National Realty Company, L.P., Moody OP Holdings I, LLC and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 17, 2016)

21.1*	Subsidiaries of the Company

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Moody National REIT II, Inc.

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moody National REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

March 23, 2017

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Investment in hotel property, net	$99,989,740	$27,366,160
Cash and cash equivalents	19,577,312	1,580,967
Restricted cash	1,870,304	288,084
Accounts receivable, net of allowance of $3,000 and $0 at December 31, 2016 and 2015, respectively	278,796	46,759
Mortgage note receivable from related party	11,200,000	—
Prepaid expenses and other assets	209,535	48,853
Earnest money	2,000,000	—
Deferred franchise costs, net of accumulated amortization of $15,656 and $1,700 as of December 31, 2016 and 2015, respectively	234,344	148,300
Due from related parties	398,743	—
Total Assets	$135,758,774	$29,479,123

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $931,498 and $319,302 as of December 31, 2016 and 2015, respectively	$69,043,502	$16,255,698
Accounts payable and accrued expenses	1,431,535	552,285
Due to related parties	—	342,175
Dividends payable	451,631	67,754
Operating partnership distributions payable	2,668	—

Total Liabilities	70,929,336	17,217,912

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 3,173,348 and 520,969 shares issued and outstanding as of December 31, 2016 and 2015, respectively	31,733	5,210
Additional paid-in capital	68,571,270	10,990,045
Retained earnings (accumulated deficit)	(4,154,395)	1,264,956
Total stockholders’ equity	64,448,608	12,260,211
Noncontrolling interest in Operating Partnership	379,830	—
Total Equity	64,828,438	12,260,211
Total Liabilities and Equity	$135,758,774	$29,479,123

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015

Revenue
Room revenue	$13,853,608	$1,053,476
Other hotel revenue	857,799	23,598
Total hotel revenue	14,711,407	1,077,074
Interest income from mortgage note receivable	147,465	—
Total revenue	14,858,872	1,077,074

Expenses
Hotel operating expenses	7,496,095	522,586
Property taxes, insurance and other	793,763	101,214
Depreciation and amortization	1,711,145	135,540
Acquisition expenses	2,407,445	496,165
Corporate general and administrative	1,590,687	171,461
Total expenses	13,999,135	1,426,966

Operating income (loss)	859,737	(349,892)

Other income (expenses)
Gain on acquisition of hotel property	—	2,000,000
Interest expense and amortization of debt issuance costs	(3,137,208)	(171,411)
Total other income (expenses)	(3,137,208)	1,828,589

Income (loss) before income taxes	(2,277,471)	1,478,697

Income tax benefit	4,000	6,000

Net income (loss)	(2,273,471)	1,484,697

Loss attributable to noncontrolling interest in Operating Partnership	15,560	—

Net income (loss) attributable to common stockholders	$(2,257,911)	$1,484,697

Per-share information – basic and diluted:
Net income (loss) attributable to common stockholders	$(1.26)	$10.93
Dividends declared	$1.75	$0.73
Weighted average shares outstanding	1,798,364	135,854

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock				Noncontrolling Interest in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Number of Units	Value	Total Equity
Balance at December 31, 2014	—	$—	8,000	$80	$199,920	$(2,376)	—	$—	$197,624
Issuance of common stock, net of offering costs	—	—	501,024	5,010	10,634,814	—	—	—	10,639,824
Issuance of common stock pursuant to dividend reinvestment plan	—	—	1,945	20	46,180	—	—	—	46,200
Stock-based compensation	—	—	10,000	100	109,131	—	—	—	109,231
Net income	—	—	—	—	—	1,484,697	—	—	1,484,697
Dividends and distributions declared	—	—	—	—	—	(217,365)	—	—	(217,365)
Balance at December 31, 2015	—	—	520,969	5,210	10,990,045	1,264,956	—	—	12,260,211

Issuance of common stock, net of offering costs	—	—	2,626,152	26,261	56,897,131	—	—	—	56,923,392
Redemption of common stock			(16,893)	(169)	(422,663)				(422,832)
Issuance of operating partnership units, net of offering costs	—	—	—	—	—	—	18,000	414,497	414,497
Issuance of common stock pursuant to dividend reinvestment plan	—	—	33,120	331	786,271	—	—	—	786,602
Stock-based compensation	—	—	10,000	100	320,486	—	—	—	320,586
Net loss	—	—	—	—	—	(2,257,911)	—	(15,560)	(2,273,471)
Dividends and distributions declared	—	—	—	—	—	(3,161,440)	—	(19,107)	(3,180,547)
Balance at December 31, 2016	—	$—	3,173,348	$31,733	$68,571,270	$(4,154,395)	18,000	$379,830	$64,828,438

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(2,273,471)	$1,484,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on acquisition of hotel property	—	(2,000,000)
Depreciation and amortization	1,711,145	135,540
Amortization of debt issuance costs	876,352	6,932
Deferred income tax	(4,000)	(6,000)
Stock-based compensation	320,586	109,231
Changes in operating assets and liabilities
Restricted cash	(86,588)	(254,566)
Accounts receivable	(232,037)	(46,759)
Prepaid expenses and other assets	(156,682)	(42,853)
Accounts payable and accrued expenses	879,250	552,285
Due to related parties	(42,500)	42,500
Due from related parties	(70,965)	—
Net cash provided by (used in) operating activities	921,090	(18,993)

Cash flows from investing activities
Increase in restricted cash	(1,495,632)	(33,518)
Origination of mortgage note receivable	(11,200,000)	—
Earnest money paid	(2,000,000)	—
Payment of deferred franchise costs	(100,000)	(150,000)
Improvements and additions to hotel properties	(220,769)	—
Acquisition of hotel properties	(73,649,460)	(25,500,000)
Net cash used in investing activities	(88,665,861)	(25,683,518)

Cash flows from financing activities
Proceeds from issuance of common stock	65,654,316	12,525,592
Redemptions of commons stock	(422,832)	—
Offering costs paid	(9,358,377)	(1,586,093)
Offering costs paid for issuance of operating partnership units	(36,043)	—
Dividends paid	(1,990,961)	(103,411)
Operating partnership distributions paid	(16,439)	—
Proceeds from notes payable	109,650,000	16,575,000
Repayment of notes payable	(56,250,000)	—
Payment of debt issuance costs	(1,488,548)	(326,234)
Net cash provided by financing activities	105,741,116	27,084,854

Net change in cash and cash equivalents	17,996,345	1,382,343
Cash and cash equivalents at beginning of period	1,580,967	198,624
Cash and cash equivalents at end of period	$19,577,312	$1,580,967

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,091,131	$99,109
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(627,453)	$299,675
Issuance of common stock from dividend reinvestment plan	$786,602	$46,200
Issuance of operating partnership units for hotel property	$450,540	$—
Dividends payable	$451,631	$67,754
Operating partnership distribution payable	$2,668	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

1. Organization

Overview

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2016. The Company has used, and expects to use, the proceeds from its initial public offering (as described below) to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 6, “Equity,” the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2016, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”), a 234-room hotel property located in Seattle, Washington (the “Springhill Suites Seattle”) and a mortgage note receivable from a related party, MN TX II, LLC. For more information on the Company’s properties see Note 3, “Investment in Hotel Properties” and Note 4, “Mortgage Note Receivable from Related Party.”

On January 20, 2015, the Securities and Exchange Commission declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering (the “Offering”), of up to $1,000,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public (the “Primary Offering”), at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”), at an initial offering price of $23.75 per share. On March 16, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $25.04 as of December 31, 2016. Also on March 16, 2017, in connection with the determination of the estimated value per share of the Company’s common stock, the Company’s board of directors determined a new per share offering price of the Company’s common stock. Accordingly, the Company will offer its shares (i) to the public in the Primary Offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the Offering, effective beginning April 3, 2017; and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04 as of December 31, 2016, effective beginning with distributions made in April 2017.

As of December 31, 2016, the Company had received and accepted investors’ subscriptions for and issued 3,145,348 shares of the Company’s common stock in the Offering, including 35,065 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $77,757,076.

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

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP were Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partner interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares of common stock, it transfers substantially all of the net proceeds from such sales to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, the Company jointly announced with Moody National REIT I, Inc. (“Moody I”), a Maryland corporation and a related party of the Company, that the Company had entered into a non-binding Letter of Intent (the “LOI”) that set forth the terms and conditions upon which the Company would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of March 8, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. The Company’s sponsor serves as the sponsor of Moody I, and Brett C. Moody serves as the Chairman of the Board and Chief Executive Officer of Moody I.

On November 16, 2016, the Company along with the OP, the Advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I (“Moody I OP”), Moody National Advisor I, LLC, Moody I’s advisor, (“Moody I Advisor”), and Moody Merger Sub, LLC, the Company’s wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Moody I will merge with and into Merger Sub, with Merger Sub continuing as the “Surviving Entity” and the Company’s wholly owned subsidiary (the foregoing transaction, the “Merger”). In addition, pursuant to the Merger Agreement, the OP will merge with and into Moody I OP (the continuing partnership, the “Surviving Partnership” and such transaction, the “Partnership Merger”). Unless context suggests otherwise, the Merger and the Partnership Merger together shall be the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

Subject to the terms and conditions of the Merger Agreement, the Company agreed to pay gross consideration of $11.00 per share of the Moody I’s common stock, which amount will be reduced by all fees and expenses that Moody I incurs as a result of or in connection with the Mergers and other transactions contemplated by the Merger Agreement (including certain disposition fees and profit sharing amounts to Moody I’s sponsor and parties related thereto, financial advisory and legal fees payable by Moody I, and other transaction and closing costs incurred by Moody I) (all such fees and expenses, the “Moody I Transaction Fees and Expenses”) to arrive at the net merger consideration payable to the holders of the Company’s common stock, which is referred to herein as the “Net Per Share Price;” provided, that in no event will the Net Per Share Price be less than $10.25. Pursuant to the terms of the Merger Agreement, the parties thereto have determined the final amount of the Moody I Transaction Fees and Expenses and have calculated the Net Per Share Price. Based on such determination, Net Per Share Price was determined to be $10.25.

At the effective time of the merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)	an amount in cash equal to the Net Per Share Price (the “Cash Consideration”) or

(ii)	a number of shares of the Company’s common stock (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”) equal to the Net Per Share Price divided by $25.00 (such quotient, as adjusted pursuant to the Merger Agreement, the “Exchange Ratio”)

Notwithstanding the above, the maximum number of shares of Moody I common stock that may be converted into the right to receive the Cash Consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive Merger Consideration. If the elections of Moody I’s stockholders would cause more than 50% of the aggregate number of shares of Moody I common stock to be converted into the right to receive the Cash Consideration, then the shares of Moody I common stock that would be converted into the right to receive the Cash Consideration will be reduced proportionally so that the number of shares of Moody I common stock that will be converted into the right to receive the Cash Consideration will not exceed 50%, and the remaining shares of Moody I common stock will be converted into the right to receive the Stock Consideration.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Partnership Merger, each outstanding unit of limited partnership interest in Moody I OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the Surviving Partnership equal to the Exchange Ratio. Each unit of limited partnership interest in Moody I OP designated as a special partnership unit pursuant to Moody I OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in the OP will be converted into one unit of equity ownership in the Surviving Partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of the OP will be converted into one special unit in the Surviving Partnership.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The Merger Agreement contains customary covenants, including covenants prohibiting Moody I and its subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016 (the “Go Shop Period End Time”) Moody I had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the Go Shop Period End Time, Moody I had the right to continue to participate in such discussions with certain other parties (each, a “Go Shop Bidder”) and could have, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminated the Merger Agreement and entered into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. None of the parties contacted during the go shop process submitted a proposal that was deemed an “acquisition proposal” under the Merger Agreement to Moody I prior to the Go Shop Period End Time.

Concurrently with the entry into the Merger Agreement, the Company, Moody I, Moody I OP, Moody I Advisor, Moody National Realty Company, LP (“Moody National”) and Moody OP Holdings I, LLC (“OP Holdings”), the holder of all outstanding special partnership units in Moody I OP, entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I Advisor and Moody National will be terminated, and Moody I will pay Moody I Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which the Moody I Advisor could have been entitled and a waiver of any other contractual termination fee that the Moody I Advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Mood I Advisor Payment or Promote Payment will be owed and payable.

Also concurrently with the entry into the Merger Agreement, the Company, the OP and the Advisor entered into an amended and restated advisory agreement (the “Amended and Restated Advisory Agreement”), which will become effective concurrently with the effective time of the Mergers. Pursuant to the Amended and Restated Advisory Agreement, the Company will be obligated to pay the Advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the Merger. However, during the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Amended and Restated Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

The Merger Agreement may be terminated under certain circumstances by both Moody I and the Company. If such termination occurs under certain circumstances, then Moody I would be obligated to pay the Company a termination fee of $2,000,000 (or $1,000,000 if the Merger Agreement had been terminated pursuant to the go shop provisions therein), plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances

The obligation of each party to consummate the Mergers is subject to a number of conditions, including the approval of Moody I’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement, the effectiveness of the registration statement on Form S-4 (File No. 333-215362) filed by the Company to register the shares of the Company’s common stock to be issued as Stock Consideration in the merger, and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the mergers will close. The Company’s management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities. Pursuant to the Stockholder Servicing Coordination Agreement, the Company will pay to Moody Securities certain stockholder servicing fees (the “Stockholder Servicing Fees”) of up to $2.125 per share of the Company’s common stock issued as Stock Consideration. All Stockholder Servicing Fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees will depend on the number of shares of the Company’s common stock issued as Stock Consideration in the Merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum Stockholder Servicing Fee of $2.125 per share is paid for all shares issued as Stock Consideration. No Stockholder Servicing Fees will be paid with respect to any cash paid by the Company as Cash Consideration in the Merger.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of December 31, 2016 or 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates.

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

As of December 31, 2016, total offering costs for the Offering were $10,616,692, comprised of $7,823,406 of offering costs incurred directly by the Company and $2,793,286 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2016, the Company had $327,778 due to the Advisor for reimbursable offering costs.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. The Company did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, including not having 100 shareholders for a sufficient number of days in 2015.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2016.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2014 and 2015 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Incomes Taxes.”

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, mortgage note receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate mortgage note receivable from related party and notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s mortgage note receivable and notes payable, see Note 4, “Mortgage Note Receivable” and Note 5, “Debt,” respectively.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Concentration of Credit Risk

As of December 31, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its mortgage note receivable from related party. The failure of the borrowers on the mortgage note receivable from related party to make payments of interest and principal when due, or any other event of default under the mortgage note receivable from related party, would have an adverse impact on the Company’s results of operations.

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

Land fair values are derived from appraisals and building fair values are calculated as replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The fair value of furniture, fixtures and equipment is based on their fair value using replacement costs less depreciation. Any difference between the fair value of the hotel property acquired and the purchase price of the hotel property is recorded as goodwill or gain on acquisition of hotel property.

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

Impairment

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2016 or 2015.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Revenue is recorded net of any sales and other taxes collected from customers. Interest income is recognized when earned. Amounts received prior to guest arrival are recorded as advances from the customer and are recognized at the time of occupancy.

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

Impairment of Mortgage Note Receivable from Related Party

The Company reviews the mortgage note receivable from related party for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the year ended December 31, 2016.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Earnest money

Earnest money includes earnest money for future acquisitions.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $15,656 and $1,700 as of December 31, 2016 and 2015, respectively. Expected future amortization of deferred franchise costs as of December 31, 2016 is as follows:

Years Ending December 31	Franchise Costs
2017	$17,720
2018	17,720
2019	17,720
2020	17,720
2021	17,720
Thereafter	145,744
Total	$234,344

Debt Issuance Costs

In accordance with ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. All periods presented have been reclassified to conform with this presentation. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. All periods presented have been reclassified to conform with this presentation. Accumulated amortization of debt issuance costs was $325,904 and $6,932 as of December 31, 2016 and 2015, respectively. Expected future amortization of debt issuance costs as of December 31, 2016 is as follows:

Years Ending December 31	Debt Issuance Costs
2017	$189,321
2018	123,566
2019	83,802
2020	83,802
2021	84,032
Thereafter	366,975
Total	$931,498

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 5,000 and 7,500 shares as of December 31, 2016 and 2015, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial position or the Company’s consolidated results of operations is not currently reasonably estimable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for the Company’s fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 will not have a material effect on the Company’s financial position or our results of operations.

3. Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2016:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000

Totals				$101,600,000	346	$61,575,000

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2016

Investment in hotel properties consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Land	$18,350,000	$4,310,000
Buildings and improvements	80,810,000	21,690,000
Furniture, fixtures and equipment	2,660,769	1,500,000
Total cost	101,820,769	27,500,000
Accumulated depreciation	(1,831,029)	(133,840)
Investment in hotel properties, net	$99,989,740	$27,366,160

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Springhill Suites Seattle

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP (“Moody Seattle Holding”), acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle, for an aggregate purchase price of $74,100,000, excluding acquisition costs. The Company financed the acquisition of the Springhill Suites Seattle with the proceeds from the Offering, $56,250,000 of indebtedness secured by the Springhill Suites Seattle and the issuance of 18,000 common units of the OP. The purchase price of the Springhill Suites Seattle, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $14,040,000, $59,120,000, and $940,000, respectively. Acquisition costs of $1,258,322 were expensed when incurred in connection with the acquisition of the Springhill Suites Seattle. The Company has recognized approximately $9,503,000 in revenues and a $406,000 net loss, which includes acquisition costs, for the Springhill Suites Seattle for year ended December 31, 2016. Upon the closing of the acquisition of the Springhill Suites Seattle, Moody National Yale-Seattle MT, LLC (the “Seattle Master Tenant”), a wholly owned subsidiary of the Company’s taxable REIT subsidiary, entered into a Hotel Lease Agreement pursuant to which the Seattle Master Tenant leases the Springhill Suites Seattle from Moody Seattle Holding. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Springhill Suites Seattle pursuant to a Hotel Management Agreement with the Seattle Master Tenant.

Residence Inn Austin

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

The Company financed the acquisition of the Residence Inn Austin Hotel with proceeds from its public offering and $16,575,000 of indebtedness secured by the Residence Inn Austin Hotel. The purchase price of the Residence Inn Austin Hotel, excluding acquisition expenses, was preliminarily allocated to land, buildings and improvements and furniture, fixtures and equipment in the amounts of $4,310,000, $21,690,000, and $1,500,000, respectively. Acquisition costs of $496,165 were expensed when incurred in connection with the acquisition of the Residence Inn Austin Hotel. The Company has recognized approximately $6,285,000 in revenues and a $471,000 net income, which includes acquisition costs and excludes gain on acquisition of hotel property, for the Residence Inn Austin Hotel for the period from the acquisition date through December 31, 2016. In connection with the acquisition of the Residence Inn Austin Hotel, the Company formed a taxable REIT subsidiary (the “Residence Inn Austin Hotel TRS”). Upon the closing of the acquisition of the Residence Inn Austin Hotel, Moody National Lancaster-Austin MT, LLC, a wholly owned subsidiary of the Residence Inn Austin Hotel TRS (the “Residence Inn Austin Master Tenant”), entered into a Hotel Lease Agreement pursuant to which Moody Residence Inn Austin Holding leases the Residence Inn Austin Hotel to the Residence Inn Austin Hotel Master Tenant. Moody National Hospitality Management, LLC, an affiliate of the Company, manages the Residence Inn Austin Hotel pursuant to a Hotel Management Agreement with the Residence Inn Austin Master Tenant.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2016 and 2015 is presented as if the Company acquired the Residence Inn Austin and the Springhill Suites Seattle on January 1, 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Austin and the Springhill Suites Seattle on January 1, 2015, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2016	2015
Revenue	$20,603,362	$19,168,709
Net income	828,005	1,382,560
Net income attributable to common stockholders	819,717	1,363,281
Net income per common share - basic and diluted	$0.46	$1.06

4. Mortgage Note Receivable from Related Party

On October 6, 2016, the Company originated a secured loan in the aggregate principal amount of $11,200,000 (the “MN TX II Note”) to MN TX II, LLC, a Texas limited liability company and a related party (“MN TX II”). Proceeds from the MN TX II Note were used by MN TX II solely to acquire a commercial real property located in Houston, Texas (the “Subject Property”). The Company financed the mortgage note receivable in part with the proceeds of a loan from a bank secured by the note with an initial principal balance of $8,400,000.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The entire unpaid principal balance of the MN TX II note and all accrued and unpaid interest thereon and all other amounts due under the MN TX II note are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income for the year ended December 31, 2016 and interest receivable as of December 31, 2016 were each $147,465.

The estimated fair value of the mortgage note receivable from related party as of December 31, 2016 was $11,200,000.

5. Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2016, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2016 and 2015, the Company’s mortgage notes payable secured by the respective real properties, consisted of the following:

Mortgage Loan	Principal as of December 31, 2016	Principal as of December 31, 2015	Interest Rate at December 31, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	—	4.380%	October 1, 2026
MN TX II note(3)	8,400,000	—	3.750%	October 6, 2018
Total notes payable	69,975,000	16,575,000
Less unamortized debt issuance costs	(931,498)	(319,302)
Total notes payable, net of unamortized debt issuance costs	$69,043,502	$16,255,698

(1)

Monthly payments of interest only are due and payable in calendar year 2016, after which monthly payments of principal and interest are due and payable until the maturity date.

(2)

Monthly payments of interest only are due and payable in calendar year 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)

Monthly payments of interest only are due until the maturity date.

The original note payable secured by the Springhill Suites Seattle property was in the amount of $56,250,000 with an interest rate of LIBOR plus 4.75% with a maturity date of February 23, 2017. The principal was reduced to $44,460,000 during the period from May 24, 2016, the date of purchase of the Springhill Suites Seattle, to September 20, 2016, the date the loan was refinanced with a new note payable in the amount of $45,000,000.

Maturities of the notes payable as of December 31, 2016 are as follows:

Year ending December 31,
2017	$21,511
2018	8,769,830
2019	985,124
2020	1,022,688
2021	1,077,272
Thereafter	58,098,575
Total	$69,975,000

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The estimated fair value of the Company’s notes payable as of December 31, 2016 and 2015 was $70,000,000 and $16,575,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using Level 2 inputs for the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

In addition to the foregoing, the Company may re-finance or extend loans that are currently secured by properties held by Moody I that the Company would acquire if the Mergers are consummated.

6. Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2016, there were a total of 3,173,848 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 20,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan.”

The Company’s board of directors is authorized to amend its Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $0.00479 per share of the Company’s common stock per day. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2016 and 2015.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

First Quarter 2015	$—	$—	$—
Second Quarter 2015	—	—	—
Third Quarter 2015	16,959	5,838	22,797
Fourth Quarter 2015	86,452	40,362	126,814
Total	$103,411	$46,200	$149,611

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2016 was $379,830, which represented 18,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $15,560 for the year ended December 31, 2016. There was no income (loss) attributable to the noncontrolling interest in 2015 given that the Springhill Suites Seattle was acquired in 2016.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

7. Related Party Arrangements

Pursuant to the advisory agreement, the Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 9, “Subordinated Partnership Interest.”

Sales Commissions and Dealer Manager Fees

Moody Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor, receives a commission of up to 7.0% of gross offering proceeds for shares sold in the Primary Offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds for shares sold in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of December 31, 2016, the Company had paid Moody Securities $5,921,786 in selling commissions related to the Offering and $1,310,259 in dealer manager fees related to the Offering, which has been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of December 31, 2016, total offering costs were $10,616,692, comprised of $7,823,406 of offering costs incurred directly by the Company and $2,793,286 in offering costs incurred by and reimbursable to Advisor. As of December 31, 2016, the Company had $327,778 due to Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). In addition, pursuant to the amended and restated advisory agreement, we will be obligated to pay our advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the Merger. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the year ended December 31, 2016, the Company paid the Advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle Hotel. For the year ended December 31, 2015, the Company paid the Advisor acquisition fees of $382,500 in connection with the acquisition of the Residence Inn Austin Hotel.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the years ended December 31, 2016 and 2015.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2016, the Company paid the Advisor financing coordination fees of $562,500 in connection with the acquisition of the Springhill Suites Seattle Hotel. For the year ended December 31, 2015, the Company paid the Advisor financing coordination fees of $165,750 in connection with the acquisition of the Residence Inn Austin Hotel.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2016 and 2015, the Company paid the Property Manager property management fees of $588,396 and $42,723, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2016, the Company had not paid any annual incentive fees.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the year ended December 31, 2016 and 2015, the Company incurred asset management fees of $725,751 and $42,500, respectively, payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. In addition, pursuant to the Amended and Restated Advisory Agreement, during the first year following the consummation of the Mergers, if the Company sells a property previously owned by Moody I, then any disposition fee to which Advisor would be entitled will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of December 31, 2016, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that, commencing with the end of the fourth fiscal quarter following the fiscal quarter in which the Company makes its first investment, the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first asset, the Residence Inn Austin, in the fourth quarter of 2015. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $1,698,408, which included $1,118,687 in operating expenses incurred directly by the Company and $579,721 incurred by Advisor on behalf of the Company. Of the $1,698,408 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, $103,093 exceeded the 2%/25% Limitation. While the Company’s board of directors has not approved the reimbursement of such excess to Advisor, the Company’s board of directors reserves the right to do so in the future. The Company reimbursed Advisor $472,000 during the four fiscal quarters ended December 31, 2016.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Merger Agreement with Moody I

On November 16, 2016, the Company entered into the Merger Agreement. See Note 1 (“Organization—Pending Merger with Moody National REIT I, Inc.”).

8. Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2016, there were 1,980,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $320,586 and $109,231 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 5,000 non-vested shares of $70,183 will be recognized during the first, second and third quarters of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of January 1, 2015	—	$—
Shares granted on July 2, 2015	10,000	25.00
Shares vested	(2,500)	25.00

Balance of non-vested shares as of December 31, 2015	7,500	25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted August 10, 2016	5,000	25.00
Shares vested	(12,500)	25.00
Balance of non-vested shares as of December 31, 2016	5,000	$25.00

9. Subordinated Participation Interest

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

10. Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements related to the Residence Inn Austin and the Springhill Suites, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Property improvement plan	$1,200,000	$—
Real estate taxes	92,434	239,846
Hotel furniture and fixtures	329,150	33,518
Seasonality	234,000	—
Rent holdback	14,720	14,720
Total restricted cash	$1,870,304	$288,084

Franchise Agreements

The Residence Inn Austin and the Springhill Suites Seattle are operated under franchise agreements with initial terms of 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $1,132,000 and $88,000 for the years ended December 31, 2016 and 2015, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

11. Income Taxes

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

As of December 31, 2016, the Company had net operating loss carry-forwards of $34,000.

The TRS had deferred tax assets of $10,000 and $6,000 as of December 31, 2016 and 2015, respectively, related to net operating loss carry-forwards.

The income tax benefit for the years ended December 31, 2016 and 2015 consisted of the following:

	Years ended December 31,
	2016	2015
Current expense	$—	$—
Deferred benefit	(4,000)	(6,000)
Total benefit	$(4,000)	$(6,000)

Federal	$(4,000)	$(6,000)
State	—	—
Total tax benefit	$(4,000)	$(6,000)

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2016	2015
Expected federal tax (benefit) at statutory rate	$(774,000)	$560,000
Tax impact of REIT election	770,000	(566,000)
Income tax benefit	$(4,000)	$(6,000)

12. Subsequent Events

Distributions Declared

On December 31, 2016, the Company declared a distribution in the aggregate amount of $451,631, of which $321,676 was paid in cash on January 15, 2017 and $129,955 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On January 31, 2017, the Company declared a distribution in the aggregate amount of $495,546, of which $353,450 was paid in cash on February 15, 2017 and $142,096 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On February 28, 2017, the Company declared a distribution in the aggregate amount of $480,306 which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on March 15, 2017.

Amendment to Advisory Agreement

On January 4, 2017, the Company entered into an amendment to its advisory agreement with the Advisor, which extended the term of the advisory agreement for an additional one-year term expiring on January 20, 2018.

Entry into the Stockholder Servicing Coordination Agreement

In connection with the mergers, on February 2, 2017, the Company entered into the Stockholder Servicing Coordination Agreement with Moody Securities. Pursuant to the Stockholder Servicing Coordination Agreement, the Company will pay to Moody Securities Stockholder Servicing Fees of up to $2.125 per share of our common stock issued as Stock Consideration in the Mergers. All Stockholder Servicing Fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees will depend on the number of shares of our common stock issued as Stock Consideration in the Merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum Stockholder Servicing Fee of $2.125 per share is paid for all shares issued as Stock Consideration. No Stockholder Servicing Fees will be paid with respect to any cash paid by the Company as consideration in the Merger.

Determination of the estimated value per share

On March 16, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $25.04 as of December 31, 2016. The estimated value per share was based upon 3,173,348 shares of the Company’s common stock outstanding as of December 31, 2016. Although the estimated value per share has been developed as a measure of value as of December 31, 2016, a specific date, the estimated value per share does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange or the limited nature in which a stockholder may redeem shares under the share redemption program (if at all), a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for our corporate level overhead.

Updated Purchase Price in the Primary Offering and Under the Distribution Reinvestment Plan

On March 16, 2017, in connection with the determination of the estimated value per share of the Company’s common stock, the Company’s board of directors also determined a new per share offering price of the Company’s common stock. Accordingly, the Company will offer its shares (i) to the public in the Primary Offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the Offering, effective beginning April 3, 2017; and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04 as of December 31, 2016, effective beginning with distributions made in April 2017.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Amended and Restated DRP

On March 16, 2017, in connection with the change in the price of shares offered pursuant to the DRP to $25.04, the Company adopted an amended and restated DRP to reflect the new DRP price of $25.04 per share and to provide that following any subsequent determination of an estimated value per share of our common stock, the Company will sell shares under the DRP at 100% of the most recently determined estimated value per share.

Amendment to Dealer Manager Agreement

On March 20, 2017, the Company entered into Amendment No. 1 to the Amended and Restated Dealer Manager Agreement by and among the Company, the OP and the Dealer Manager to reflect the new price of shares offered in the Primary Offering of $27.82 and shares offered pursuant to the DRP of $25.04.

Suspension of the Share Repurchase Program

In connection with the mergers, on March 14, 2017, the Company announced the suspension of its share repurchase program, effective March 24, 2017. The Company anticipates that its share repurchase program will be reinstated upon either the consummation of the mergers or the termination of the merger agreement.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,575,000	$4,310,000	$23,190,000	$27,500,000	(2)	$29,001	$4,310,000	$23,219,001	$27,529,001	$844,352	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	45,000,000	14,040,000	60,060,000	74,100,000		191,768	14,040,000	60,251,768	74,291,768	986,677	2001	May 24, 2016

		Total	$61,575,000	$18,350,000	$83,250,000	$101,600,000		$220,769	$18,350,000	$83,470,769	$101,820,769	$1,831,029

(1)	The aggregate cost of real estate for federal income tax purposes was $100,054,354 as of December 31, 2016.

(2)	Includes gain on acquisition of hotel property of $2,000,000.

MOODY NATIONAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)

DECEMBER 31, 2016

	2016	2015
Real estate:
Balance at the beginning of the year	$27,500,000	$—
Acquisitions	74,100,000	27,500,000
Improvements and additions	220,769	—
Dispositions	—	—
Balance at the end of the year	$101,820,769	$27,500,000

Accumulated depreciation:
Balance at the beginning of the year	$133,840	$—
Depreciation	1,697,189	133,840
Dispositions	—	—
Balance at the end of the year	$1,831,029	$133,840