Form 10-Q
period 2017-03-31
Moody National REIT II, Inc.
filed 2017-05-15
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 000-55778

MOODY NATIONAL REIT II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1436295
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-7500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller		Emerging Growth Company	☑
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

As of May 1, 2017, there were 4,556,591 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment in hotel properties, net	$99,487,133	$99,989,740
Cash and cash equivalents	39,654,359	19,577,312
Restricted cash	2,136,312	1,870,304
Accounts receivable, net of allowance of $3,000 as of March 31, 2017 and December 31, 2016	282,395	278,796
Mortgage note receivable from related party	11,200,000	11,200,000
Prepaid expenses and other assets	507,261	209,535
Earnest money	2,000,000	2,000,000
Deferred franchise costs, net of accumulated amortization of $20,086 and $15,656 at March 31, 2017 and December 31, 2016, respectively	229,914	234,344
Due from related parties	1,708,979	398,743
Total Assets	$157,206,353	$135,758,774

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $822,815 and $931,498 as of March 31, 2017 and December 31, 2016	$69,152,185	$69,043,502
Accounts payable and accrued expenses	2,057,487	1,431,535
Dividends payable	587,700	451,631
Operating partnership distributions payable	2,675	2,668

Total Liabilities	71,800,047	70,929,336

Special Limited Partnership Interests	1,000	1,000

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 4,212,663 and 3,173,348 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	42,127	31,733
Additional paid-in capital	91,622,862	68,571,270
Accumulated deficit	(6,627,228)	(4,154,395)
Total stockholders’ equity	85,037,761	64,448,608
Noncontrolling interests in Operating Partnership	367,545	379,830
Total Equity	85,405,306	64,828,438
Total Liabilities and Equity	$157,206,353	$135,758,774

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenue
Room revenue	$3,736,192	$1,314,437
Other hotel revenue	383,934	35,915
Total hotel revenue	4,120,126	1,350,352
Interest income from mortgage note receivable	156,139	—
Total revenue	4,276,265	1,350,352

Expenses
Hotel operating expenses	2,511,987	599,261
Property taxes, insurance and other	255,300	52,610
Depreciation and amortization	584,471	179,551
Acquisition expenses	624,727	—
Corporate general and administrative	578,638	145,998
Total expenses	4,555,123	977,420

Operating income (loss)	(278,858)	372,932

Interest expense and amortization of debt issuance costs	779,942	199,979

Income (loss) before income taxes	(1,058,800)	172,953

Income tax expense (benefit)	(145,000)	14,000

Net income (loss)	(913,800)	158,953

Loss attributable to noncontrolling interests in Operating Partnership	4,518	—

Net income (loss) attributable to common stockholders	$(909,282)	$158,953

Per-share information - basic and diluted:
Net income (loss) attributable to common stockholders	$(0.25)	$0.20
Dividends declared	$0.44	$0.44
Weighted average common shares outstanding	3,622,546	795,947

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2017

(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2016	—	$—	3,173,348	$31,733	$68,571,270	$(4,154,395)	18,000	$379,830	$64,828,438
Issuance of common stock, net of offering costs	—	—	1,022,021	10,221	22,606,125	—	—	—	22,616,346
Issuance of common stock pursuant to dividend reinvestment plan	—	—	17,294	173	410,560	—	—	—	410,733
Stock-based compensation	—	—	—	—	34,907	—	—	—	34,907
Net loss	—	—	—	—	—	(909,282)	—	(4,518)	(913,800)
Dividends and distributions declared	—	—	—	—	—	(1,563,551)	—	(7,767)	(1,571,318)
Balance at March 31, 2017	—	$—	4,212,663	$42,127	$91,622,862	$(6,627,228)	18,000	$367,545	$85,405,306

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(913,800)	$158,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584,471	179,551
Amortization of debt issuance costs	108,683	8,087
Deferred income tax	(145,000)	6,000
Stock-based compensation	34,907	58,012
Changes in operating assets and liabilities
Restricted cash	(210,493)	196,238
Accounts receivable	(3,599)	16,279
Prepaid expenses and other assets	(152,726)	(45,768)
Accounts payable and accrued expenses	625,952	(142,626)
Due from related parties	(882,638)	(41,249)
Net cash provided by (used in) operating activities	(954,243)	393,477

Cash flows from investing activities
Increase in restricted cash	(55,515)	(50,277)
Earnest money and deposits paid	—	(3,886,500)
Improvements and additions to hotel properties	(77,434)	(19,840)
Net cash used in investing activities	(132,949)	(3,956,617)

Cash flows from financing activities
Proceeds from issuance of common stock	25,550,518	12,714,737
Offering costs paid	(3,361,770)	(1,911,149)
Dividends paid	(1,016,749)	(185,952)
Operating partnership distributions paid	(7,760)	—
Net cash provided by financing activities	21,164,239	10,617,636

Net change in cash and cash equivalents	20,077,047	7,054,496
Cash and cash equivalents at beginning of period	19,577,312	1,580,967
Cash and cash equivalents at end of period	$39,654,359	$8,635,463

Supplemental Disclosure of Cash Flow Activity
Interest paid	$762,509	$191,892
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(427,598)	$8,732
Issuance of common stock from dividend reinvestment plan	$410,733	$84,466
Dividends payable	$587,700	$143,688
Operating partnership distributions payable	$2,675	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

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

As of March 31, 2017, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”), a 234-room hotel property located in Seattle, Washington (the “Springhill Suites Seattle”) and a mortgage note receivable from a related party, MN TX II, LLC. For more information on the Company’s real estate investments see Note 3, “Investment in Hotel Properties” and Note 4, “Mortgage Note Receivable from Related Party.”

On January 20, 2015, the Securities and Exchange Commission declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering (the “Offering”), of up to $1,100,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public (the “Primary Offering”), at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”), at an initial offering price of $23.75 per share. On March 16, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $25.04 as of December 31, 2016. Also on March 16, 2017, in connection with the determination of the estimated value per share of the Company’s common stock, the Company’s board of directors determined a new per share offering price of the Company’s common stock. Accordingly, the Company is currently offering its shares (i) to the public in the Primary Offering at a purchase price of $27.82, which is equal to the estimated value per share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the Offering and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per share of $25.04 as of December 31, 2016.

As of March 31, 2017, the Company had received and accepted investors’ subscriptions for and issued 4,184,663 shares of the Company’s common stock in the Offering, including 52,360 shares of common stock pursuant to the DRP, resulting in gross offering proceeds of $103,307,594.

The Company’s advisor is Moody National Advisor II, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Sponsor. Pursuant to an advisory agreement among the Company, the OP (defined below) and the Advisor (the “Advisory Agreement”), and subject to certain restrictions and limitations therein, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP were Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partnership interests, and Moody LPOP II has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares of common stock, it transfers substantially all of the net proceeds from such sales to the OP as a capital contribution. The limited partnership agreement of the OP provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, the Company jointly announced with Moody National REIT I, Inc. (“Moody I”), a Maryland corporation and a related party of the Company, that the Company had entered into a non-binding Letter of Intent (the “LOI”) that set forth the terms and conditions upon which the Company would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of March 31, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Moody I is managed by Moody National Advisor I, LLC (“Moody I Advisor”), which is indirectly owned and controlled by the Sponsor.

On November 16, 2016, the Company along with the OP, the Advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I (“Moody I OP”), Moody I Advisor, and Moody Merger Sub, LLC, the Company’s wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Moody I will merge with and into Merger Sub, with Merger Sub continuing as the “Surviving Entity” and the Company’s wholly owned subsidiary (the foregoing transaction, the “Merger”). In addition, pursuant to the Merger Agreement, the OP will merge with and into Moody I OP (the continuing partnership, the “Surviving Partnership” and such transaction, the “Partnership Merger”). Unless context suggests otherwise, the Merger and the Partnership Merger together shall be the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

Subject to the terms and conditions of the Merger Agreement, the Company will pay gross consideration of $11.00 per share of Moody I common stock, which amount will be reduced by certain disposition fees and profit sharing amounts to Moody I’s sponsor, financial advisory and legal fees payable by Moody I, and other transaction and closing costs incurred by Moody I to arrive at the net merger consideration payable to the holders of Moody I’s common stock (the “Net Per Share Price).” Pursuant to the terms of the Merger Agreement, the Net Per Share Price was calculated as (i) the gross per share price of $11.00, minus (ii) all fees and expenses that Moody I incurred as a result of or in connection with the Mergers and other transactions contemplated by the Merger Agreement (the “Moody I Transaction Fees and Expenses”) provided that in no event could the Net Per Share Price be less than $10.25. Subsequent to the execution of the Merger Agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses. Based on such determination, the Net Per Share Price was determined to be $10.25.

At the effective time of the Merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)       an amount in cash equal to the Net Per Share Price (the “Cash Consideration”); or

(ii)       a number of shares of the Company’s common stock (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”) equal to the Net Per Share Price divided by $25.00 (such quotient, as adjusted pursuant to the Merger Agreement, the “Exchange Ratio”).

Notwithstanding the above, the maximum number of shares of Moody I common stock that may be converted into the right to receive the Cash Consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive Merger Consideration in connection with the Merger. If the elections of Moody I’s stockholders would cause more than 50% of the aggregate number of shares of Moody I common stock to be converted into the right to receive the Cash Consideration, then the shares of Moody I common stock that would be converted into the right to receive the Cash Consideration will be reduced proportionally so that the number of shares of Moody I common stock that will be converted into the right to receive the Cash Consideration will not exceed 50%, and the remaining shares of Moody I common stock will be converted into the right to receive the Stock Consideration.

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

The Merger Agreement contains customary covenants, including covenants prohibiting Moody I and its subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016 (the “Go Shop Period End Time”) Moody I had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the Go Shop Period End Time, Moody I had the right to continue to participate in such discussions with certain other parties (each, a “Go Shop Bidder”) and could, subject to certain conditions set forth in the Merger Agreement regarding the proposal made by such Go Shop Bidder, terminate the Merger Agreement and enter into an agreement with a Go Shop Bidder with respect to the proposal made by such Go Shop Bidder. None of the parties contacted during the Go Shop Process submitted a proposal that was deemed an “acquisition proposal” under the Merger Agreement to Moody I prior to the Go Shop Period End Time.

Concurrently with the entry into the Merger Agreement, the Company, Moody I, Moody I OP, Moody I Advisor, Moody National Realty Company, LP (“Moody National”) and Moody OP Holdings I, LLC (“OP Holdings”), the holder of all outstanding special partnership units in Moody I OP, entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I Advisor and Moody National (the “Moody I Advisory Agreement”) will be terminated, and Moody I will pay Moody I Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment is a negotiated amount that represents a reduction in the disposition fee to which the Moody I Advisor could have been entitled and a waiver of any other contractual termination fee that the Moody I Advisor would have been due under the Moody I Advisory Agreement between Moody I and Moody I Advisor in connection with the Mergers. In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Moody I Advisor Payment or Promote Payment will be owed and payable.

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

The Merger Agreement may be terminated under certain circumstances by both Moody I and the Company. If such termination occurs under certain circumstances, then Moody I would be obligated to pay the Company a termination fee of either $1,000,000 or $2,000,000, depending on the occurrence of certain conditions, plus an expense reimbursement fee of up to $500,000. The Merger Agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the Merger Agreement is terminated under certain circumstances.

The obligation of each party to consummate the Mergers is subject to a number of conditions, including the approval of Moody I’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the Mergers will close. A special meeting of Moody II’s stockholders to vote on the Merger is currently scheduled to be held on May 24, 2017. The Company’s management has, and will continue to, expend time and resources to consummate the Mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor. Pursuant to the stockholder servicing coordination agreement, the Company will pay to Moody Securities certain stockholder servicing fees of up to $2.125 per share of the Company’s common stock issued as Stock Consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders following the Mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of the Company’s common stock issued as Stock Consideration in the Merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as Stock Consideration. No stockholder servicing fees will be paid with respect to any cash paid by the Company as Cash Consideration in the Merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which require the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of March 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of March 31, 2017, total offering costs for the Offering were $13,550,864, comprised of $10,385,176 of offering costs incurred directly by the Company and $3,165,688 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2017, the Company had $755,376 due from the Advisor for reimbursable offering costs.

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

Provided that the Company qualifies as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfies the other organizational and operational requirements for qualification as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to a wholly-owned taxable REIT subsidiary (a “TRS”) that is subject to federal, state and local income taxes. The Company intends to account for income tax of its TRS using the asset and liability method.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2017.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2014, 2015 and 2016 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, mortgage note receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate mortgage note receivable from a related party and notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s mortgage note receivable and notes payable, see Note 4, “Mortgage Note Receivable from Related Party” and Note 5, “Debt,” respectively.

Concentration of Credit Risk

As of March 31, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its mortgage note receivable from related party. The failure of the borrower on the mortgage note receivable from related party to make payments of interest and principal when due, or any other event of default under the mortgage note receivable from related party, would have an adverse impact on the Company’s results of operations.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to value acquired properties. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Impairment

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2017.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the year ended March 31, 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Earnest Money

Earnest money includes earnest money for future acquisitions.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $20,086 and $15,656 as of March 31, 2017 and December 31, 2016, respectively. Expected future amortization of deferred franchise costs is as follows:

Years Ending December 31
2017	$13,290
2018	17,720
2019	17,720
2020	17,720
2021	17,720
Thereafter	145,744
Total	$229,914

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $344,587 and $325,904 as of March 31, 2017 and December 31, 2016, respectively. Expected future amortization of debt issuance costs, based on the Company’s obligations as of March 31, 2017, is as follows:

Years Ending December 31
2017	$113,334
2018	119,818
2019	80,054
2020	80,274
2021	80,054
Thereafter	349,281
Total	$822,815

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 2,500 and 7,500 shares as of March 31, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial position or the Company’s consolidated results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The Company does not believe that the adoption of ASU No. 2016-15 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. The Company expects to adopt ASU No. 2016-18 for its fiscal year commencing on January 1, 2018. The Company does not believe that the adoption of ASU No. 2016-18 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000

Totals				$101,600,000	346	$61,575,000

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of March 31, 2017

Investment in hotel properties consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Land	$18,350,000	$18,350,000
Buildings and improvements	80,810,000	80,810,000
Furniture, fixtures and equipment	2,738,203	2,660,769
Total cost	101,898,203	101,820,769
Accumulated depreciation	(2,411,070)	(1,831,029)
Investment in hotel properties, net	$99,487,133	$99,989,740

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP (“Moody Seattle Holding”), acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle, for an aggregate purchase price of $74,100,000, excluding acquisition costs.

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2017 and 2016 is presented as if the Company acquired the Springhill Suites Seattle on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Springhill Suites Seattle on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three Months ended March 31,
	2017	2016
Revenue	$4,276,265	$4,825,051
Net loss	(913,800)	(733,115)
Net loss attributable to common stockholders	(909,282)	(722,893)
Net loss per common share - basic and diluted	(0.25)	(0.56)

4.	Mortgage Note Receivable from Related Party

On October 6, 2016, the Company originated a secured loan in the aggregate principal amount of $11,200,000 (the “MN TX II Note”) to MN TX II, LLC, a Texas limited liability company and a related party (“MN TX II”). Proceeds from the MN TX II Note were used by MN TX II solely to acquire a commercial real property located in Houston, Texas (the “Subject Property”). The Company financed the MN TX II Note in part with the proceeds of a loan from a bank secured by the MN TX II Note, with an initial principal balance of $8,400,000.

The entire unpaid principal balance of the MN TX II Note and all accrued and unpaid interest thereon and all other amounts due under the MN TX II Note are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II Note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income for the three months ended March 31, 2017 was $156,139 and interest receivable as of March 31, 2017 and December 31, 2016 was $303,604 and $147,465, respectively.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2017 and December 31, 2016, the Company’s mortgage notes payable secured by the respective assets, consisted of the following:

Mortgage Loan	Principal as of March 31, 2017	Principal as of December 31, 2016	Interest Rate at December 31, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Total notes payable	69,975,000	69,975,000
Less unamortized debt issuance costs	(822,815)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$69,152,185	$69,043,502

(1)	Monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

Maturities of notes payable as of March 31, 2017 are as follows:

Year ending December 31,
2017	$21,511
2018	8,769,830
2019	985,124
2020	1,022,688
2021	1,077,272
Thereafter	58,098,575
Total	$69,975,000

The estimated fair value of the Company’s notes payable as of March 31, 2017 and December 31, 2016 was $69,000,000 and $70,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

In addition to the foregoing, the Company may re-finance or extend loans that are currently secured by properties held by Moody I that the Company would acquire if the Mergers are consummated.

6.	Equity

Capitalization

Under the Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2017, there were a total of 4,212,663 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 20,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan.”

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
First Quarter 2016	$185,952	$84,466	$270,418

(1)	Amount of distributions paid in shares of common stock pursuant to the Company’s distribution reinvestment plan.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2017 was $367,545, which represented 18,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $4,518 for the three months ended March 31, 2017. There was no income (loss) attributable to the noncontrolling interest for the three months ended March 31, 2016 given that the Springhill Suites Seattle was acquired on May 24, 2016.

7.	Related Party Arrangements

Pursuant to the Advisory Agreement, Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 9, “Subordinated Participation Interest.”

Sales Commissions and Dealer Manager Fees

Moody Securities receives a commission of up to 7.0% of gross offering proceeds for shares sold in the Primary Offering. Moody Securities may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company pays Moody Securities a dealer manager fee of up to 3.0% of gross offering proceeds for shares sold in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the DRP. As of March 31, 2017, the Company had paid Moody Securities $7,872,085 in selling commissions related to the Offering and $1,766,253 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of March 31, 2017, total offering costs were $13,550,864, comprised of $10,385,176 of offering costs incurred directly by the Company and $3,165,688 in offering costs incurred by and reimbursable to Advisor. As of March 31, 2017, the Company had $755,376 due from Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. The Company did not incur any acquisition fees to Advisor during the three months ended March 31, 2017 and 2016.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three months ended March 31, 2017 and 2016.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees to Advisor during the three months ended March 31, 2017 and 2016.

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross receipts from the properties managed by Property Manager for services it provides in connection with operating and managing properties. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2017 and 2016, the Company incurred property management fees to Property Manager of $164,805 and $53,978, respectively, and accounting fees of $15,000 and $7,500, respectively, pursuant to the terms of a hotel management agreement, and which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2017, the Company had not paid any annual incentive fees.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2017 and 2016, the Company incurred asset management fees of $283,000 and $68,751 payable to the Advisor, and which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6.0% of the contract sales price. As of March 31, 2017, the Company had not incurred any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company acquired its first asset, the Residence Inn Austin, in the fourth quarter of 2015. For the four fiscal quarters ended March 31, 2017, total operating expenses of the Company were $1,949,370, which included $1,303,327 in operating expenses incurred directly by the Company and $646,043 incurred by Advisor on behalf of the Company. Of the $1,949,370 in total operating expenses incurred during the four fiscal quarters ended March 31, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $720,000 during four fiscal quarters ended March 31, 2017.

Merger Agreement with Moody I

On November 16, 2016, the Company entered into the Merger Agreement. See Note 1, “Organization—Pending Merger with Moody National REIT I, Inc.”

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2017, there were 1,980,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $34,907 and $58,012 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 2,500 non-vested shares of $35,276 will be recognized during the second and third quarters of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2017 and year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	7,500	$25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted on August 10, 2016	5,000	25.00
Shares vested	(12,500)	25.00

Balance of non-vested shares as of December 31, 2016	5,000	25.00
Shares vested	(2,500)	25.00
Balance of non-vested shares as of March 31, 2017	2,500	$25.00

9.	Subordinated Participation Interest

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

10.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at March 31, 2017, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Property improvement plan	$1,200,000	$1,200,000
Real estate taxes	302,927	92,434
Hotel furniture and fixtures	384,665	329,150
Seasonality	234,000	234,000
Rent holdback	14,720	14,720
Total restricted cash	$2,136,312	$1,870,304

Franchise Agreements

The Residence Inn Austin and the Springhill Suites Seattle are operated under franchise agreements with initial terms of 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $305,000 and $113,000 for the three months ended March 31, 2017 and 2016, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2017, the Company had operating loss carry-forwards of $34,000.

The Company had deferred tax assets of $155,000 and $10,000 as of March 31, 2017 and December 31, 2016, respectively, related to net operating loss carry forwards of the TRS. As of March 31, 2017, the TRS had a net operating loss carry-forward of $478,000.

The income tax expense (benefit) for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three months ended March 31,
	2017	2016
Current expense	$—	$8,000
Deferred expense (benefit)	(145,000)	6,000
Total expense (benefit)	$(145,000)	$14,000

Federal	$(145,000)	$14,000
State	—	—
Total tax expense (benefit)	$(145,000)	$14,000

12.	Subsequent Events

Distributions Declared

On March 31, 2017, the Company declared a distribution in the aggregate amount of $587,700, of which $414,769 was paid in cash on April 15, 2017 and $172,931 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On April 30, 2017, the Company declared a distribution in the aggregate amount of $643,229 which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about May 15, 2017.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	the risk that the mergers (as defined below) will not be consummated within the expected time period or at all;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (as defined below);

●	the failure to satisfy the conditions to completion of the mergers;

●	risks related to disruption of management’s attention from the ongoing business operations due to the pending mergers;

●	the effect of the announcement of the mergers on our operating results and business generally;

●	the outcome of any legal proceedings relating to the mergers;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));

●	the availability of capital; and

●	changes in interest rates.

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

We are externally managed by Moody National Advisor II, LLC, a related party, which we refer to as our “advisor,” pursuant to an advisory agreement among us, our operating partnership and our advisor, or the advisory agreement. Unless otherwise noted, all references to the “advisory agreement” herein shall also apply to the amended and restated advisory agreement which will become effective upon the effective date of the pending mergers described below. Our advisor was formed in July 2014. Moody National REIT Sponsor, LLC, which we refer to as our “sponsor,” is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11 effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP, at an initial offering price of $23.75 per share. On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. Also on March 16, 2017, in connection with the determination of the estimated value per share of our common stock, our board of directors determined a new per share offering price of our common stock. Accordingly, we are currently offering our shares (i) to the public in our primary offering at a purchase price of $27.82, which is equal to the estimated value per share as of December 31, 2016 of $25.04, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering and (ii) to our stockholders pursuant to our DRP at a purchase price of $25.04, which is equal to the estimated value per share as of December 31, 2016 of $25.04.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of March 31, 2017, we had received and accepted investors’ subscriptions for and issued 4,184,663 shares of our common stock in our offering, including 52,360 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $103,307,594. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of May 1, 2017, we had received and accepted investors’ subscriptions for and issued 4,528,591 shares of our common stock in our offering, including 59,266 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $111,797,706. As of May 1, 2017, 35,510,675 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

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

As of March 31, 2017, our portfolio consisted of two hotel properties and a note receivable: (1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas, (2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington and (3) a mortgage note receivable from a related party, or the MN TX II note, with an initial aggregate principal balance of $11,200,000.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, we jointly announced with Moody National REIT I, Inc., or Moody I, a Maryland corporation and a related party, that we had entered into a non-binding letter of intent that set forth the terms and conditions upon which we would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of March 31, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Moody I is managed by Moody National Advisor I, LLC, or Moody I Advisor, which is indirectly owned and controlled by our sponsor.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I, or Moody I OP, Moody I Advisor, and Moody Merger Sub, LLC, our wholly-owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, Moody I will merge with and into merger sub, with merger sub continuing as the surviving entity and our wholly-owned subsidiary. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement, our operating partnership will merge with and into Moody I OP, with Moody I OP continuing as the “surviving partnership,” and which transaction we refer to as the “partnership merger.” Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, we will pay gross consideration of $11.00 per share of Moody I common stock, which amount will be reduced by certain disposition fees and profit sharing amounts to Moody I’s sponsor, financial advisory and legal fees payable by Moody I, and other transaction and closing costs incurred by Moody I to arrive at the net merger consideration payable to the holders of Moody I’s common stock, which price we refer to as the “net per share price.” Pursuant to the terms of the merger agreement, the net per share price was calculated as (i) the gross per share price of $11.00, minus (ii) all fees and expenses that Moody I incurred as a result of or in connection with the mergers and other transactions contemplated by the merger agreement, or the Moody I transaction fees and expenses, provided that in no event could the net per share price be less than $10.25. Subsequent to the execution of the merger agreement, the parties thereto have determined the final amount of the Moody I transaction fees and expenses. Based on such determination, the net per share price was determined to be $10.25.

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

Notwithstanding the above, the maximum number of shares of Moody I common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive merger consideration in connection with the merger. If the elections of Moody I’s stockholders would cause more than 50% of the aggregate number of shares of Moody I common stock to be converted into the right to receive the cash consideration, then the shares of Moody I common stock that would be converted into the right to receive the cash consideration will be reduced proportionally so that the number of shares of Moody I common stock that will be converted into the right to receive the cash consideration will not exceed 50%, and the remaining shares of Moody I common stock will be converted into the right to receive the stock consideration.

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

The merger agreement contains customary covenants, including covenants prohibiting Moody I and its subsidiaries and representatives from soliciting, providing information with respect to or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the merger agreement, during the period beginning on November 16, 2016 and continuing until 11:59 p.m. New York City time on December 31, 2016, or the go shop period end time, Moody I had the right to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Additionally, for up to five business days after the go shop period end time, Moody I had the right to continue to participate in such discussions with certain other parties, each referred to as a “go shop bidder,” and could, subject to certain conditions set forth in the merger agreement regarding the proposal made by such go shop bidder, terminate the merger agreement and enter into an agreement with a go shop bidder with respect to the proposal made by such go shop bidder. None of the parties contacted during the go shop process submitted a proposal that was deemed an “acquisition proposal” under the merger agreement to Moody I prior to the go shop period end time.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National will be terminated and Moody I will pay Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment is a negotiated amount that represents a reduction in the disposition fee to which the Moody I advisor could have been entitled and a waiver of any other contractual termination fee that the Moody I advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

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

The merger agreement may be terminated under certain circumstances by both Moody I and us. If such termination occurs under certain circumstances, then Moody I would be obligated to pay us a termination fee of either $1,000,000 or $2,000,000, depending on the occurrence of certain conditions, plus an expense reimbursement fee of up to $500,000. The merger agreement also provides that one party may be required to reimburse the other party’s expenses, up to $500,000, if the merger agreement is terminated under certain circumstances.

The obligation of each party to consummate the mergers is subject to a number of conditions, including the approval of Moody I’s stockholders, receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the mergers will close. A special meeting of Moody II’s stockholders to vote on the merger is currently scheduled to be held on May 24, 2017. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of our common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders following the mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees will depend on the number of shares of our common stock issued as consideration in the merger, and could range from approximately $5,797,034 to $11,594,068, assuming that the maximum stockholder servicing fee of $2.125 per share is paid for all shares issued as stock consideration. No stockholder servicing fees will be paid with respect to any cash paid by us as cash consideration in the merger.

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

Results of Operations

We were formed on July 25, 2014. As of March 31, 2016, we owned the Residence Inn Austin, a 112-room hotel property located in Austin, Texas. As of March 31, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington and a mortgage note receivable from a related party, or the MN TX II note. Because we owned only one property as of March 31, 2016, our results of operations for the three months ended March 31, 2016 are not directly comparable to those for the three months ended March 31, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Revenue

Total revenue increased to $4,276,265 for the three months ended March 31, 2017 from $1,350,352 for the three months ended March 31, 2016. Hotel revenue increased to $4,120,126 for the three months ended March 31, 2017 from $1,350,352 for the three months ended March 31, 2016 because we had a full quarter’s operations for the Residence Inn Austin and the Springhill Suites Seattle during the three months ended March 31, 2017. Interest income from our related party mortgage note receivable increased to $156,139 for the three months ended March 31, 2017 from $0 for three months ended March 31, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets, including those acquired if the pending mergers are consummated.

A comparison of hotel revenues for the hotel owned continuously for the three months ended March 31, 2017 and 2016 follows:

	Three months ended March,
	2017	2016	Decrease
Residence Inn Austin	$1,296,232	$1,350,352	$(54,120)

Hotel Operating Expenses

Hotel operating expenses increased to $2,511,987 for the three months ended March 31, 2017 from $599,261 for the three months ended March 31, 2016. The increase in hotel operating expenses was primarily due to the fact that we owned two hotel properties at March 31, 2017 compared to one hotel property at March 31, 2016.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $255,300 for the three months ended March 31, 2017 from $52,610 for the three months ended March 31, 2016. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned two hotel properties at March 31, 2017 compared to one hotel property at March 31, 2016.

Depreciation and Amortization

Depreciation and amortization increased to $584,471 for the three months ended March 31, 2017 from $179,551 for the three months ended March 31, 2016. The increase in depreciation and amortization was primarily due to the fact that we owned two hotel properties at March 31, 2017 compared to one hotel property at March 31, 2016.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $578,638 for the three months ended March 31, 2017 from $145,998 for the three months ended March 31, 2016. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, including as a result of the pending mergers if they are consummated, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $779,942 for the three months ended March 31, 2017 from $199,979 for the three months ended March 31, 2016. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Acquisition Expenses

Acquisition expenses increased to $624,727 for the three months ended March 31, 2017 from $0 for the three months ended March 31, 2016 due to expenses incurred related to the mergers during the three months ended March 31, 2017 that we did not incur during the three months ended March 31, 2016.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $(145,000) and $14,000 for the three months ended March 31, 2017 and 2016, respectively, because our TRS incurred a taxable loss during the three months ended March 31, 2017 and had taxable income during the three months ended March 31, 2016.

Liquidity and Capital Resources

Our current principal demand for funds is the payment of the cash consideration in, and other costs related to, the mergers, including payment of the stockholder servicing fees described above, although the amount of cash needed depends to a considerable extent on the number of shares of Moody I common stock that are exchanged for the cash consideration. We intend to use proceeds from our offering and from a credit facility into which we intend to enter to supply the cash needed to cover such costs.

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

There may be a delay between the sale of shares of our common stock during our offering and our purchase of assets, including in the mergers, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Net Cash Provided by (Used in) Operating Activities

As of March 31, 2017, we owned the Residence Inn Austin and Springhill Suites Seattle. As of March 31, 2016, we owned only the Residence Inn Austin. Net cash provided by (used in) operating activities for the three months ended March 31, 2017 and 2016 was $(954,243) and $393,477, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2017 was primarily due to the impact of merger-related expenses

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $132,949 and $3,956,617, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2017 was due to a decrease in earnest money and deposits paid of $3,886,500 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2017.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2017, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs and distributions paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $21,164,239 and $10,617,636, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2017, was primarily due to gross offering proceeds of $25,550,518 for the three months ended March 31, 2017 compared to $12,714,737 for the three months ended March 31, 2016.

Cash and Cash Equivalents

As of March 31, 2017, we had cash on hand of $39,654,359.

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

As of March 31, 2017, our outstanding indebtedness totaled $69,975,000. Our aggregate borrowings are reviewed by our board at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2017 and December 31, 2016, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2017, other than the merger agreement (see “Pending Merger with Moody National REIT I, Inc.” for more information about the obligations and commitments arising under the merger agreement):

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$69,975,000	$21,511	$9,754,954	$2,099,960	$58,098,575
Interest payments on outstanding debt obligations(2)	24,833,657	2,326,145	5,757,348	5,330,056	11,420,108
Total	$94,808,657	$2,347,656	$15,512,302	$7,430,016	$69,518,683

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2017.

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

As of March 31, 2017, total offering costs were $13,550,864, comprised of $10,385,176 of offering costs incurred directly by us and $3,165,688 in offering costs incurred by and reimbursable to our advisor. As of March 31, 2017, we had $755,376 due from our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2017, our total operating expenses were $1,949,370, which included $1,303,327 in operating expenses incurred directly by us and $646,043 incurred by our advisor on our behalf. Of that $1,949,370 in total operating expenses, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $720,000 during four fiscal quarters ended March 31, 2017.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2017.

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

Valuation and Allocation of Hotel Properties — Acquisitions

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-15 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-18 will have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We do not anticipate that the adoption of ASU No. 2016-18 will have a material effect on our consolidated financial position or our consolidated results of operations.

Inflation

As of March 31, 2017, our investments consisted of our interests in the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The MN TX II note bears interest at a fixed rate of interest and inflation could, therefore, have an impact on its fair value. As of March 31, 2017, we were not experiencing any material impact from inflation.

REIT Compliance

We intend to elect to be taxed as a REIT beginning with our taxable year ended December 31, 2016. To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014.

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month and (3) are calculated at a rate of $1.75 per share of our common stock per year, or approximately $0.00479 per share per day, which, if paid each day over a 365-day period, is equivalent to a 6.29% annualized distribution rate based on a purchase price of $27.82 per share of our common stock.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
First Quarter 2016	$185,952	$84,466	$270,418

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2017	2016
Net Income (Loss)	$(913,800)	$158,953
Adjustments:
Depreciation of real estate assets	584,471	179,551
Funds from Operations	(329,329)	338,504
Adjustments
Acquisition expenses	624,727	—
Modified Funds from Operations	$295,398	$338,504

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7, “Related Party Arrangements,” to the consolidated financial statements included in this Quarterly Report for a discussion of our related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On March 31, 2017, we declared a distribution in the aggregate amount of $587,700, of which $414,769 was paid in cash on April 15, 2017 and $172,931 was paid pursuant to the DRP in the form of additional shares of our common stock. On April 30, 2017, we declared a distribution in the aggregate amount of $643,229 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about May 15, 2017.

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

As of March 31, 2017, our indebtedness was comprised of notes secured by the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note, as described below. All such notes accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2017 and December 31, 2016, our mortgage notes payable secured by the respective real estate-related investments, consisted of the following:

Mortgage Loan	Principal as of March 31, 2017	Principal as of December 31, 2016	Interest Rate at December 31, 2016	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Total notes payable	69,975,000	69,975,000
Less unamortized debt issuance costs	(822,815)	(931,498)
Total notes payable, less unamortized debt issuance costs	$69,152,185	$69,043,502

(1)	Monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. As of March 31, 2017, we were exposed to credit risk with respect to our mortgage note receivable from related party. We believe that the mortgage note receivable from related party is adequately secured and that the borrower is creditworthy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2017.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $4,354,656 in total distributions we paid during the period from our inception through March 31, 2017, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $4,354,656, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of the shares of our common stock may be reduced, including upon a listing of our common stock, the sale of our assets or any other liquidity event should such event occur. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our offering. We are currently offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering and up to $100,000,000 of shares of our common stock pursuant to our DRP. Through March 31, 2017, the initial offering price for shares in our primary offering was $25.00 per share and the purchase price for shares in our DRP was $23.75 per share. Beginning April 3, 2017, the offering price for shares in the primary offering is $27.82 per share, and beginning with distributions made in April 2017, the purchase price for shares in our DRP is $25.04 per share.

As of March 31, 2017, we had accepted subscriptions for, and issued, 4,184,663 shares of our common stock, including 52,360 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $103,307,594.

As of March 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$9,638,338	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	3,912,526	Actual
Total expenses	$13,550,864

As of March 31, 2017, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $89,756,730, excluding $1,243,538 in offering proceeds from shares of our common stock issued pursuant to the DRIP.

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

As of March 31, 2016, we used approximately $40,825,000 of the net proceeds from our offering to acquire the Residence Inn Austin and the Springhill Suites Seattle, to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of March 31, 2016, we had paid $3,528,337 of acquisition expenses, including $1,773,850 related to the mergers.

During the three months ended March 31, 2017, we did not redeem any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.2	Moody National REIT II, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2017)

10.1	Amendment No. 2 to the Advisory Agreement, dated January 4, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 15, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305) and incorporated herein by reference)

3.2	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.2	Moody National REIT II, Inc. Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2017)

10.1	Amendment No. 2 to the Advisory Agreement, dated January 4, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith