Form 10-Q
period 2017-06-30
Moody National REIT II, Inc.
filed 2017-08-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller		Emerging Growth Company	☒
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

As of August 10, 2017, there were 4,822,621 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Investments in hotel properties, net	$98,962,546	$99,989,740
Cash and cash equivalents	49,762,453	19,577,312
Restricted cash	2,240,922	1,870,304
Accounts receivable, net of allowance for doubtful accounts of $3,000 at June 30, 2017 and December 31, 2016	369,579	278,796
Mortgage note receivable from related party	11,200,000	11,200,000
Prepaid expenses and other assets	1,074,647	209,535
Earnest money	—	2,000,000
Deferred franchise costs, net of accumulated amortization of $24,516 and $15,656 at June 30, 2017 and December 31, 2016, respectively	225,484	234,344
Due from related parties	3,293,310	398,743
Total Assets	$167,128,941	$135,758,774

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $776,346 and $931,498 as of June 30, 2017 and December 31, 2016, respectively	$69,198,654	$69,043,502
Accounts payable and accrued expenses	2,059,167	1,431,535
Dividends payable	676,447	451,631
Operating partnership distributions payable	2,589	2,668

Total Liabilities	71,936,857	70,929,336

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 4,750,286 and 3,173,348 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	47,503	31,733
Additional paid-in capital	103,520,485	68,571,270
Accumulated deficit	(8,736,665)	(4,154,395)
Total stockholders’ equity	94,831,323	64,448,608
Noncontrolling interests in Operating Partnership	359,761	379,830
Total Equity	95,191,084	64,828,438

TOTAL LIABILITIES AND EQUITY	$167,128,941	$135,758,774

See accompanying notes to consolidated financial statements.

3

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Room revenue	$5,002,614	$3,324,190	$8,738,806	$4,638,627
Other hotel revenue	369,572	131,113	753,506	167,028
Total hotel revenue	5,372,186	3,455,303	9,492,312	4,805,655
Interest income from mortgage note receivable	156,139	—	312,278	—
Total revenue	5,528,325	3,455,303	9,804,590	4,805,655

Expenses
Hotel operating expenses	2,905,687	1,613,266	5,417,674	2,212,527
Property taxes, insurance and other	293,326	150,146	548,626	202,756
Depreciation and amortization	585,516	376,054	1,169,987	555,605
Acquisition expenses	423,601	1,238,122	1,048,328	1,238,122
Corporate general and administrative	573,848	528,703	1,152,486	674,701
Total expenses	4,781,978	3,906,291	9,337,101	4,883,711

Operating income (loss)	746,347	(450,988)	467,489	(78,056)

Interest expense and amortization of debt issuance costs	819,327	668,079	1,599,269	868,058

Loss before income tax expense	(72,980)	(1,119,067)	(1,131,780)	(946,114)

Income tax expense (benefit)	33,000	156,000	(112,000)	170,000

Net loss	(105,980)	(1,275,067)	(1,019,780)	(1,116,114)

(Income) loss attributable to noncontrolling interests in Operating Partnership	(70)	7,727	4,448	7,727

Net loss attributable to common stockholders	$(106,050)	$(1,267,340)	$(1,015,332)	$(1,108,387)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.02)	$(0.94)	$(0.25)	$(1.03)
Dividends declared	$0.44	$0.44	$0.87	$0.87
Weighted average common shares outstanding	4,588,010	1,354,525	4,107,945	1,072,200

See accompanying notes to consolidated financial statements.

4

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2017
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2016	—	$—	3,173,348	$31,733	$68,571,270	$(4,154,395)	18,000	$379,830	$64,828,438
Issuance of common stock, net of offering costs	—	—	1,536,102	15,362	33,879,607	—	—	—	33,894,969
Issuance of common stock pursuant to dividend reinvestment plan	—	—	40,836	408	999,808	—	—	—	1,000,216
Stock-based compensation	—	—	—	—	69,800	—	—	—	69,800
Net loss	—	—	—	—	—	(1,015,332)	—	(4,448)	(1,019,780)
Dividends and distributions declared	—	—	—	—	—	(3,566,938)	—	(15,621)	(3,582,559)
Balance at June 30, 2017	—	$—	4,750,286	$47,503	$103,520,485	$(8,736,665)	18,000	$359,761	$95,191,084

See accompanying notes to consolidated financial statements.

5

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,019,780)	$(1,116,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,169,987	555,605
Amortization of debt issuance costs	155,152	175,523
Deferred income tax	(112,000)	6,000
Stock-based compensation	69,800	191,059
Changes in operating assets and liabilities:
Restricted cash	(162,625)	105,055
Accounts receivable	(90,783)	(471,615)
Prepaid expenses and other assets	(753,112)	(406,347)
Accounts payable and accrued expenses	627,632	1,776,699
Due from related parties	(1,133,777)	340,500
Net cash provided by (used in) operating activities	(1,249,506)	1,156,365

Cash flows from investing activities
Increase in restricted cash	(207,993)	(170,554)
Payment of deferred franchise costs	—	(100,000)
Improvements and additions to hotel properties	(133,933)	(29,001)
Acquisition of hotel property	—	(73,649,460)
Net cash used in investing activities	(341,926)	(73,949,015)

Cash flows from financing activities
Proceeds from issuance of common stock	38,936,780	31,240,539
Offering costs paid	(4,802,601)	(4,392,752)
Dividends paid	(2,341,906)	(537,121)
Operating partnership distributions paid	(15,700)	(688)
Proceeds from note payable	—	56,250,000
Payment of debt issuance costs	—	(1,157,379)
Net cash provided by financing activities	31,776,573	81,402,599

Net change in cash and cash equivalents	30,185,141	8,609,949
Cash and cash equivalents at beginning of period	19,577,312	1,580,967
Cash and cash equivalents at end of period	$49,762,453	$10,190,916

Supplemental Disclosure of Cash Flow Activity
Interest paid	$1,546,368	$385,894
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Assignment of purchase contract to related party	$2,000,000	—
Increase in accrued offering costs due to related party	$239,210	$329,669
Issuance of common stock from dividend reinvestment plan	$1,000,216	$242,265
Issuance of operating partnership units for hotel property	$—	$450,540
Dividends payable	$676,447	$172,275
Operating partnership distributions payable	$2,589	$2,582

See accompanying notes to consolidated financial statements.

6

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017, the Company owned a 112-room hotel property located in Austin, Texas (the “Residence Inn Austin”), a 234-room hotel property located in Seattle, Washington (the “Springhill Suites Seattle”) and a mortgage note receivable from a related party (the “MN TX II Note”). For more information on the Company’s real estate investments see Note 3, “Investment in Hotel Properties” and Note 4, “Mortgage Note Receivable from Related Party.”

On January 20, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering (the “Offering”), of up to $1,100,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public (the “Primary Offering”), at an initial offering price of $25.00 per share, and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”), at an initial offering price of $23.75 per share. On March 16, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $25.04 as of December 31, 2016.

On June 12, 2017, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland (the “SDAT”), which changed the name and designation of the Company’s common stock to Class A common stock (the “Class A Shares”). The Articles of Amendment became effective immediately upon filing with the SDAT. Immediately following the filing of the Articles of Amendment, the Company filed Articles Supplementary with the SDAT. The Articles Supplementary (1) reclassified 250,000,000 authorized but unissued Class A Shares as Class D common stock (the “Class D Shares”), (2) reclassified 250,000,000 authorized but unissued Class A Shares as Class I common stock (the “Class I Shares”), (3) reclassified 250,000,000 authorized but unissued Class A Shares as Class T common stock (the “Class T Shares”), and (4) revised the preferences, rights, powers, restrictions, limitations, qualifications, terms and conditions of the newly designated shares. The Articles Supplementary became effective immediately upon filing with the SDAT.

The Class T Shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder’s account having incurred a maximum of 8.5% in underwriting compensation), Class T Shares owned a in a stockholder’s Class T account for a given offering will automatically convert to Class A Shares.

On June 26, 2017, the SEC declared effective the Company’s post-effective amendment to its registration statement for the Offering which added the additional share classes described above. Accordingly, the Company is currently offering its shares of common stock (i) to the public in the Primary Offering at a purchase price equal to the estimated value per Class A Share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the Offering and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per Class A Share of $25.04 as of December 31, 2016.

As of June 30, 2017, the Company had received and accepted investors’ subscriptions for and issued 4,722,286 Class A Shares in the Offering, including 75,901 Class A Shares pursuant to the DRP, resulting in gross offering proceeds of $116,693,855.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, the Company jointly announced with Moody National REIT I, Inc. (“Moody I”), a Maryland corporation and a related party of the Company, that the Company had entered into a non-binding Letter of Intent (the “LOI”) that set forth the terms and conditions upon which the Company would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of June 30, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Moody I is managed by Moody National Advisor I, LLC (“Moody I Advisor”), which is indirectly owned and controlled by the Sponsor.

On November 16, 2016, the Company along with the OP, the Advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I (“Moody I OP”), Moody I Advisor, and Moody Merger Sub, LLC, the Company’s wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Moody I will merge with and into Merger Sub, with Merger Sub continuing as the “Surviving Entity” and the Company’s wholly owned subsidiary (the foregoing transaction, the “Merger”). In addition, the Merger Agreement originally provided that the OP would merge with and into Moody I OP (the “Partnership Merger”). On August 9, 2017, the parties to the Merger Agreement entered into Amendment No. 1 to the Merger Agreement, which provides that Moody I OP will merge with and into the OP, with the OP continuing as the surviving partnership (the “Surviving Partnership”) following the Partnership Merger. Unless context suggests otherwise, the Merger and the Partnership Merger together shall be the “Mergers.” The Merger Agreement was the product of a negotiation between a special committee of the Company’s board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the Merger Agreement was unanimously approved by the Company’s board of directors upon the recommendation of the special committee of the Company’s board of directors.

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

At the effective time of the Merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)        an amount in cash equal to the Net Per Share Price (the “Cash Consideration”); or

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

(ii)       a number of Class A Shares (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”) equal to the Net Per Share Price divided by $25.00 (such quotient, as adjusted pursuant to the Merger Agreement, the “Exchange Ratio”).

Pursuant to the Merger Agreement, the maximum number of shares of Moody I common stock that may be converted into the right to receive the Cash Consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive Merger Consideration. Based on elections of Moody I’s stockholders and pursuant to the terms of the Merger Agreement, approximately 8.90 million shares, or approximately 67%, of Moody I’s common stock, will be converted into the right to receive the Stock Consideration and approximately 4.36 million shares, or approximately 33%, of Moody I’s common stock will be converted into the right to receive the Cash Consideration. Accordingly, if the Mergers are consummated, based on the foregoing amounts, the Company anticipates that it will issue approximately 3.65 million Class A Shares to former Moody I stockholders and pay approximately $44.7 million in aggregate cash consideration to former Moody I stockholders.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Partnership Merger, each outstanding unit of limited partnership interest in Moody I OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the Surviving Partnership equal to the Exchange Ratio. Each unit of limited partnership interest in Moody I OP designated as a special partnership unit pursuant to Moody I OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the Partnership Merger. Each outstanding unit of limited partnership interest in the OP will remain outstanding as one unit of equity ownership in the Surviving Partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of the OP will remain outstanding as one special unit in the Surviving Partnership.

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

Concurrently with the entry into the Merger Agreement, the Company, Moody I, Moody I OP, Moody I Advisor, Moody National Realty Company, LP (“Moody National”) and Moody OP Holdings I, LLC (“OP Holdings”), the holder of all outstanding special partnership units in Moody I OP, entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the effective time of the Mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I Advisor and Moody National (the “Moody I Advisory Agreement”) will be terminated, and Moody I will pay Moody I Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment is a negotiated amount that represents a reduction in the disposition fee to which the Moody I Advisor could have been entitled and a waiver of any other fees that Moody I Advisor would have been due under the Moody I Advisory Agreement between Moody I and Moody I Advisor in connection with the Mergers. In addition, the Termination Agreement provides that at the effective time of the Partnership Merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751 (the “Promote Payment”). In the event that the Merger Agreement is terminated prior to the consummation of the Mergers, the Termination Agreement will automatically terminate and be of no further effect and no Moody I Advisor Payment or Promote Payment will be owed and payable.

Pursuant to certain provisions of the Advisory Agreement that will only become effective if the Mergers are consummated, the Company will be obligated to pay the Advisor an acquisition fee of 1.5% of the aggregate Cash Consideration paid in the Merger. However, during the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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

On May 24, 2017, Moody I’s stockholders approved the Merger. The obligation of each party to consummate the Mergers is subject to a number of additional conditions, including receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, and the absence of a material adverse effect with respect to either the Company or Moody I. There is no guarantee that the Mergers will close. The Company’s management has, and will continue to, expend time and resources to consummate the Mergers, which time and resources may otherwise have been allocated to the Company’s other operational needs.

In connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor. Pursuant to the stockholder servicing coordination agreement, the Company will pay to Moody Securities certain stockholder servicing fees of up to $2.125 per share of the Company’s common stock issued as Stock Consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders following the Mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees is based on the number of shares of the Company’s common stock issued as consideration in the Merger, and will be approximately $7.0 million. No stockholder servicing fees will be paid with respect to any cash paid by the Company as Cash Consideration in the Merger.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended June 30, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (each, a “VIE”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which require the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of June 30, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017, total offering costs for the Offering were $15,658,503, comprised of $11,726,007 of offering costs incurred directly by the Company and $3,932,496 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2017, the Company had $88,568 due from the Advisor for reimbursable offering costs.

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

Provided that the Company qualifies as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfies the other organizational and operational requirements for qualification as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to a wholly-owned taxable REIT subsidiary (“TRS”) that is subject to federal, state and local income taxes.

The Company accounts for income taxes of its TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2017.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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

Concentration of Credit Risk

As of June 30, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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

Impairment

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or six months ended June 30, 2017.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the six months ended June 30, 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $24,516 and $15,656 as of June 30, 2017 and December 31, 2016, respectively. Expected future amortization of deferred franchise costs as of June 30, 2017 is as follows:

Years Ending December 31,
2017	$8,860
2018	17,720
2019	17,720
2020	17,720
2021	17,720
Thereafter	145,744
Total	$225,484

Debt issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $391,056 and $325,904 as of June 30, 2017 and December 31, 2016, respectively. Expected future amortization of debt issuance costs as of June 30, 2017 is as follows:

Years Ending December 31,
2017	$66,865
2018	119,818
2019	80,054
2020	80,274
2021	80,054
Thereafter	349,281
Total	$776,346

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 1,250 and 6,250 shares as of June 30, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive loss.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of June 30, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000

Totals				$101,600,000	346	$61,575,000

(1)	Excludes closing costs and includes gain on acquisition.

Investments in hotel properties consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land	$18,350,000	$18,350,000
Buildings and improvements	80,810,000	80,810,000
Furniture, fixtures and equipment	2,794,702	2,660,769
Total cost	101,954,702	101,820,769
Accumulated depreciation	(2,992,156)	(1,831,029)
Investment in hotel properties, net	$98,962,546	$99,989,740

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP (“Moody Seattle Holding”), acquired fee simple title to the Springhill Suites Seattle from the then current tenant-in-common owners of the Springhill Suites Seattle for an aggregate purchase price of $74,100,000, excluding acquisition costs.

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2017 and 2016 is presented as if the Company acquired the Springhill Suites Seattle on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Springhill Suites Seattle on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$5,528,325	$5,549,171	$9,804,590	$10,368,926
Net loss	(105,980)	(42,665)	(1,019,780)	(504,859)
Net loss attributable to common shareholders	(106,050)	(34,824)	(1,015,332)	(497,132)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.25)	$(0.39)

4.	Mortgage Note Receivable from Related Party

On October 6, 2016, the Company originated a secured loan in the aggregate principal amount of $11,200,000 (the “MN TX II Note”) to MN TX II, LLC, a Texas limited liability company and a related party (“MN TX II”). Proceeds from the MN TX II Note were used by MN TX II solely to acquire a commercial real property located in Houston, Texas. The Company financed the MN TX II Note in part with the proceeds of a loan from a bank secured by the MN TX II Note, with an initial principal balance of $8,400,000.

The entire unpaid principal balance of the MN TX II Note and all accrued and unpaid interest thereon and all other amounts due under the MN TX II Note are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II Note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income for the three and six months ended June 30, 2017 was $156,139 and $312,278, respectively, and interest receivable as of June 30, 2017 and December 31, 2016 was $459,743 and $147,465, respectively, and is included in Due from Related Parties in the consolidated balance sheets.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2017 and December 31, 2016, the Company’s mortgage notes payable, secured by the respective real properties and mortgage note receivable, consisted of the following:

Mortgage Loan	Principal as of June 30, 2017	Principal as of December 31, 2016	Interest Rate at June 30, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Total notes payable	69,975,000	69,975,000
Less unamortized debt issuance costs	(776,346)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$69,198,654	$69,043,502

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

Maturities of the notes payable as of June 30, 2017 are as follows:

Years ending December 31,
2017	$21,511
2018	8,769,830
2019	985,124
2020	1,022,688
2021	1,077,272
Thereafter	58,098,575
Total	$69,975,000

The estimated fair value of the Company’s notes payable as of both June 30, 2017 and December 31, 2016 was $70,000,000. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

In addition to the foregoing, the Company may re-finance or extend loans that are currently secured by properties held by Moody I that the Company would acquire if the Mergers are consummated.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2017, there were a total of 4,750,286 shares of the Company’s common stock issued and outstanding, including the 8,000 shares sold to Sponsor and 20,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan.”

The Company’s board of directors is authorized to amend its Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders that (1) accrues daily to the Company’s stockholders of record as of the close of business on each day; (2) is payable in cumulative amounts on or before the 15th day of each calendar month; and (3) is calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Total	$2,341,906	$1,000,216	$3,342,122

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Total	$537,121	$242,265	$779,386

(1)	Amount of distributions paid in shares of common stock pursuant to the Company’s distribution reinvestment plan.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the OP at June 30, 2017 was $359,761, which represented 18,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $70 and $(7,727) for the three months ended June 30, 2017 and 2016, respectively, and was $(4,448) and $(7,727) for the six months ended June 30, 2017 and 2016, respectively.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Sales Commissions, Dealer Manager Fees and Stockholder Servicing Fees

Subject to volume discounts and other special circumstances described in the prospectus for the Offering, the Company will pay Moody Securities up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in the Primary Offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in the Primary Offering. The Company will also pay Moody Securities up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in the Primary Offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in the Primary Offering. The Sponsor may also pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the Primary Offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of our Class D Shares purchased in the Primary Offering, which will not be reimbursed by the Company. The Company does not pay Moody Securities any selling commissions or dealer manager fees with respect to DRP shares. Subject to certain limitations set forth in the Dealer Manager Agreement with Moody Securities, the Company will also pay Moody Securities a trailing stockholder servicing fee of (i) 1.0% per annum of the net asset value (“NAV”) of Class T Shares sold in the Primary Offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the Primary Offering. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

As of June 30, 2017, the Company had paid Moody Securities $8,928,421 in selling commissions related to the Offering and $2,001,206 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

Organization and Offering Expenses

Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and do not cause the cumulative selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Offering as of the date of reimbursement.

As of June 30, 2017, total offering costs were $15,658,503, comprised of $11,726,007 of offering costs incurred directly by the Company and $3,932,496 in offering costs incurred by and reimbursable to Advisor. As of June 30, 2017, the Company had $88,568 due from Advisor for reimbursable offering costs.

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the three and six months ended June 30, 2017, the Company did not pay Advisor any acquisition fees. For the three and six months ended June 30, 2016, the Company paid Advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three and six months ended June 30, 2017 and 2016.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three and six months ended June 30, 2017, the Company did not pay any debt financing fees to Advisor. For the six months ended June 30, 2016, the Company paid $562,500 in financing coordination fees to Advisor incurred in connection with the acquisition of the Springhill Suites Seattle.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2017 and 2016, the Company paid the Property Manager property management fees of $214,887 and $138,212, respectively, and accounting fees of $15,000 and $10,000. For the six months ended June 30, 2017 and 2016, the Company paid the Property Manager property management fees of $379,692 and $192,190, respectively, and accounting fees of $30,000 and $17,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2017 and 2016, the Company incurred asset management fees of $283,000 and $130,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred asset management fees of $566,000 and $198,751, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of June 30, 2017, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, total operating expenses of the Company were $1,968,440, which included $1,359,472 in operating expenses incurred directly by the Company and $608,968 incurred by Advisor on behalf of the Company. Of the $1,968,440 in total operating expenses incurred during the four fiscal quarters ended June 30, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $709,000 during four fiscal quarters ended June 30, 2017, which includes reimbursements for quarters prior to the four quarters ended June 30, 2017.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Merger Agreement with Moody I

On November 16, 2016, the Company entered into the Merger Agreement. See Note 1, “Organization—Pending Merger with Moody National REIT I, Inc.”

Earnest Money

The Company assigned its earnest money contract in the amount of $2,000,000 to a related party for consideration to the Company of $2,000,000 during the six months ended June 30, 2017.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2017, there were 1,980,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $34,893 and $133,047 for the three months ended June 30, 2017 and 2016, respectively, and $69,800 and $191,059 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there were 1,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 1,250 non-vested shares of $383 will be recognized during the third quarter of 2017.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2017 and year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	7,500	$25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted on August 10, 2016	5,000	25.00
Shares vested	(12,500)	25.00

Balance of non-vested shares as of December 31, 2016	5,000	25.00
Shares vested	(3,750)	25.00
Balance of non-vested shares as of June 30, 2017	1,250	$25.00

9.	Subordinated Participation Interest

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

10.       Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2017, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures and rent holdback.

The composition of the Company’s restricted cash as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Property improvement plan	$1,200,000	$1,200,000
Real estate taxes	255,059	92,434
Hotel furniture and fixtures	537,143	329,150
Seasonality	234,000	234,000
Rent holdback	14,720	14,720
Total restricted cash	$2,240,922	$1,870,304

Franchise Agreements

The Residence Inn Austin and the Springhill Suites Seattle are operated under franchise agreements with initial terms of 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee of 5.5% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs of 2.5% of room revenue. The Company incurred franchise fee expense of approximately $406,835 and $270,131 for the three months ended June 30, 2017 and 2016, respectively, and $712,263 and $382,704 for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2017, the Company had operating loss carry-forwards of $34,000.

The Company had deferred tax assets of $122,000 and $10,000 as of June 30, 2017 and December 31, 2016, respectively, related to net operating loss carry forwards of the TRS. As of June 30, 2017, the TRS had a net operating loss carry-forward of $382,000.

The income tax expense (benefit) for the three months and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Current expense	$—	$156,000	$—	$164,000
Deferred expense (benefit)	33,000	—	(112,000)	6,000
Total expense (benefit), net	$33,000	$156,000	$(112,000)	$170,000

Federal	$33,000	$156,000	$(112,000)	$170,000
State	—	—	—	—
Total tax expense (benefit)	$33,000	$156,000	$(112,000)	$170,000

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

12.       Subsequent Events

Distributions Declared

On June 30, 2017, the Company declared a distribution in the aggregate amount of $676,447, of which $466,609 was paid in cash on July 15, 2017 and $209,838 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On July 31, 2017, the Company declared a distribution in the aggregate amount of $709,553, which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about August 15, 2017.

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

On June 12, 2017, we filed the Articles of Amendment with the State Department of Assessments and Taxation of Maryland, or the SDAT. The Articles of Amendment changed the name and designation of our common stock to Class A common stock, or the Class A shares. The Articles of Amendment became effective immediately upon filing with the SDAT. Immediately following the filing of the Articles of Amendment, we filed the Articles Supplementary with the SDAT. The Articles Supplementary (1) reclassified 250,000,000 authorized but unissued Class A shares as Class D common stock, or the Class D shares; (2) reclassified 250,000,000 authorized but unissued Class A shares as Class I common stock, or the Class I shares; and (3) reclassified 250,000,000 authorized but unissued Class A shares as Class T common stock, or the Class T shares; and (4) revised the preferences, rights, powers, restrictions, limitations, qualifications, terms and conditions of the newly designated shares. The Articles Supplementary became effective immediately upon filing with the SDAT.

Our Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder’s account having incurred a maximum of 8.5% of underwriting compensation), Class T shares owned in a shareholder’s Class T account for a given offering will automatically convert to Class A shares.

On June 26, 2017, the SEC declared effective our post-effective amendment to the registration statement for our offering which added the additional share classes described above. Accordingly, we are currently offering shares of our common stock (i) to the public in the primary offering at a purchase price equal to the estimated value per Class A share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for our offering and (ii) to our stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per Class A share of $25.04 as of December 31, 2016.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of June 30, 2017, we had received and accepted investors’ subscriptions for and issued 4,722,286 Class A shares in our offering, including 75,901 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $116,693,855. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of July 27, 2017, we had received and accepted investors’ subscriptions for and issued 4,793,070 shares of our common stock in our offering, including 84,281 shares pursuant to our DRP, resulting in gross offering proceeds of $117,642,596. As of July 27, 2017, 35,123,032 shares remained to be sold in our offering. We reserve the right to terminate our offering at any time.

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

As of June 30, 2017, our portfolio consisted of two hotel properties and a note receivable: (1) the Residence Inn Austin, a 112-room hotel property located in Austin, Texas, (2) the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington and (3) a mortgage note receivable from a related party, or the MN TX II note, with an initial aggregate principal balance of $11,200,000.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Pending Merger with Moody National REIT I, Inc.

On September 27, 2016, we jointly announced with Moody National REIT I, Inc., or Moody I, a Maryland corporation and a related party, that we had entered into a non-binding letter of intent that set forth the terms and conditions upon which we would acquire Moody I and its subsidiaries. Moody I is a public, non-listed REIT formed in January 2008 to invest primarily in hotel properties. As of June 30, 2017, Moody I’s portfolio included 14 total investments, comprised of (i) interests in 12 hotel properties with a total of 1,595 rooms, and (ii) two promissory notes issued to related parties with an aggregate initial principal amount of $13,500,000. Moody I is managed by Moody National Advisor I, LLC, or Moody I Advisor, which is indirectly owned and controlled by our sponsor.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, LP, the operating partnership of Moody I, or Moody I OP, Moody I Advisor, and Moody Merger Sub, LLC, our wholly-owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. Pursuant to the merger agreement, Moody I will merge with and into merger sub, with merger sub continuing as the surviving entity and our wholly-owned subsidiary. We refer to the foregoing transaction as the “merger.” In addition the merger agreement originally provided that our operating partnership would merge with and into Moody I OP, with Moody I OP continuing as the surviving partnership, and which transaction we refer to as the “partnership merger.” On August 9, 2017, the parties to the merger agreement entered into amendment no. 1 to the merger agreement, which provides that Moody I OP will merge with and into our operating partnership, with our operating partnership continuing as the “surviving partnership” following the partnership merger. Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The merger agreement was the product of a negotiation between a special committee of our board of directors and a special committee of the board of directors of Moody I (both consisting solely of independent directors), each of which was represented by its own counsel and financial advisor. Entry into the merger agreement was unanimously approved by our board of directors upon the recommendation of the special committee of our board of directors.

Subject to the terms and conditions of the merger agreement, we will pay gross consideration of $11.00 per share of Moody I common stock, which amount will be reduced by certain disposition fees and profit sharing amounts to Moody I’s sponsor, financial advisory and legal fees payable by Moody I, and other transaction and closing costs incurred by Moody I to arrive at the net merger consideration payable to the holders of Moody I’s common stock, which price we refer to as the “net per share price.” Pursuant to the terms of the merger agreement, the net per share price was calculated as (i) the gross per share price of $11.00, minus (ii) all fees and expenses that Moody I incurred as a result of or in connection with the mergers and other transactions contemplated by the merger agreement, or the Moody I transaction fees and expenses, provided that in no event could the net per share price be less than $10.25. Subsequent to the execution of the merger agreement, the parties thereto determined the final amount of the Moody I transaction fees and expenses. Based on such determination, the net per share price was determined to be $10.25.

At the effective time of the merger, each outstanding share of Moody I common stock will be automatically cancelled and retired, and converted into the right to receive, at the election of each holder of such share of Moody I’s common stock, but subject to the limitations discussed below, either:

(i)       an amount in cash equal to the net per share price, which we refer to as the “cash consideration;” or

(ii)       a number of Class A Shares, which we refer to as the “stock consideration,” equal to the net per share price divided by $25.00, which quotient, as adjusted pursuant to the merger agreement, is referred to as the “exchange ratio.”

We refer to the stock consideration together with the cash consideration as the “merger consideration.” Pursuant to the merger agreement, the maximum number of shares of Moody I common stock that may be converted into the right to receive the cash consideration may not exceed 50% of the aggregate number of shares of Moody I common stock entitled to receive merger consideration. Based on elections of Moody I’s stockholders and pursuant to the terms of the merger agreement, approximately 8.90 million shares, or approximately 67%, of Moody I’s common stock, will be converted into the right to receive the stock consideration and approximately 4.36 million shares, or approximately 33%, of Moody I’s common stock will be converted into the right to receive the cash consideration. Accordingly, if the mergers are consummated based on the foregoing amounts, we anticipate that we will issue approximately 3.65 million Class A shares to former Moody I stockholders and pay approximately $44.7 million in aggregate cash consideration to former Moody I stockholders.

Subject to the terms and conditions of the merger agreement, at the effective time of the partnership merger, each outstanding unit of limited partnership interest in Moody I OP will be automatically cancelled and retired, and converted into the right to receive a number of units of limited partnership interests in the surviving partnership equal to the exchange ratio. Each unit of limited partnership interest in Moody I OP designated as a special partnership unit pursuant to Moody I OP’s limited partnership agreement will be automatically cancelled and retired and shall cease to exist, and no consideration shall be paid, nor, except as expressly provided in the termination agreement (described below), shall any other payment or right inure or be made with respect thereto in connection with or as a consequence of the partnership merger. Each outstanding unit of limited partnership interest in our operating partnership will remain outstanding as one unit of equity ownership in the surviving partnership, and each unit designated as a special partnership unit pursuant to the limited partnership agreement of our operating partnership will remain outstanding as one special unit in the surviving partnership.

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

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National will be terminated and Moody I will pay Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment is a negotiated amount that represents a reduction in the disposition fee to which the Moody I advisor could have been entitled and a waiver of any other fees that the Moody I advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, the termination agreement provides that at the effective time of the partnership merger and in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP will pay to OP Holdings an amount not to exceed $613,751, or the promote payment. In the event that the merger agreement is terminated prior to the consummation of the mergers, the termination agreement will automatically terminate and be of no further effect and no Moody I advisor payment or promote payment will be owed and payable.

Pursuant to certain provisions of our advisory agreement that will only become effective if the mergers are consummated, we will be obligated to pay our advisor an acquisition fee of 1.5% of the aggregate cash consideration paid in the merger. However, during the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under the advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

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

On May 24, 2017, Moody I’s stockholders approved the merger. The obligation of each party to consummate the mergers is subject to a number of additional conditions, including receipt of any regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the merger agreement and the absence of a material adverse effect with respect to either us or Moody I. There is no guarantee that the mergers will close. Our management has, and will continue to, expend time and resources to consummate the mergers, which time and resources may otherwise have been allocated to our other operational needs.

In connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we will pay to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, of up to $2.125 per share of our common stock issued as stock consideration. All stockholder servicing fees will be re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders following the mergers and that enter into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees is based on the number of shares of our common stock issued as consideration in the merger, and will be approximately $7.0 million. No stockholder servicing fees will be paid with respect to any cash paid by us as cash consideration in the merger.

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

Results of Operations

We were formed on July 25, 2014. As of June 30, 2016, we owned the Residence Inn Austin, a 112-room hotel property located in Austin, Texas and the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington. As of June 30, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note. Because we owned one investment for the entire six months ended June 30, 2016, our results of operations for the three and six months ended June 30, 2016 are not directly comparable to those for the three and six months ended June 30, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016

Revenue

Total revenue increased to $5,528,325 for the three months ended June 30, 2017 from $3,455,303 for the three months ended June 30, 2016. The increase in hotel revenue was primarily due to the fact that we owned the Springhill Suites Seattle for the entire three months ended June 30, 2017. Interest income from our related party mortgage note receivable increased to $156,139 for the three months ended June 30, 2017 from $0 for three months ended June 30, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the three months ended June 30, 2017 and 2016 follows:

	Three months ended June,
	2017	2016	Decrease
Residence Inn Austin	$1,292,169	$1,378,370	$(86,201)

Hotel Operating Expenses

Hotel operating expenses increased to $2,905,687 for the three months ended June 30, 2017 from $1,613,266 for the three months ended June 30, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle. The increase in hotel operating expenses was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire three months ended June 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $293,326 for the three months ended June 30, 2017 from $150,146 for the three months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle. The increase in property taxes, insurance and other was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire three months ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $585,516 for the three months ended June 30, 2017 from $376,054 for the three months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle. The increase in depreciation and amortization was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire three months ended June 30, 2017.

Acquisition Expenses

Acquisition expenses decreased to $423,601 for the three months ended June 30, 2017 from $1,238,122 for the three months ended June 30, 2016. Acquisition expenses for the three months ended June 30, 2017 were related to the pending merger and acquisition expenses for the three months ended June 30, 2016 were related to the Springhill Suites Seattle acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $573,848 for the three months ended June 30, 2017 from $528,703 for the three months ended June 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $819,327 for the three months ended June 30, 2017 from $668,079 for the three months ended June 30, 2016 due to the fact that we owned the Springhill Suites Seattle hotel and the MN TX II note for the entire three months ended June 30, 2017. In future periods, our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense decreased to $33,000 for the three months ended June 30, 2017 from $156,000 for the three months ended June 30, 2016 due to a decrease in taxable income of the TRS for the three months ended June 30, 2017 from the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016

Revenue

Total revenue increased to $9,804,590 for the six months ended June 30, 2017 from $4,805,655 for the six months ended June 30, 2016. The increase in hotel revenue was primarily due to the fact that we owned the Springhill Suites Seattle for the entire six months ended June 30, 2017. Interest income from the MN TX II note increased to $312,278 for the six months ended June 30, 2017 from $0 for six months ended June 30, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the six months ended June 30, 2017 and 2016 follows:

	Six months ended June 30,
	2017	2016	Decrease
Residence Inn Austin	$2,588,401	$2,728,721	$(140,320)

Hotel Operating Expenses

Hotel operating expenses increased to $5,417,674 for the six months ended June 30, 2017 from $2,212,527 for the six months ended June 30, 2016 and were comprised of the hotel operating expenses of the Residence Inn Austin and the Springhill Suites Seattle. The increase in hotel operating expenses was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire six months ended June 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $548,626 for the six months ended June 30, 2017 from $202,756 for the six months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle. The increase in property taxes, insurance and other was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire six months ended June 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $1,169,987 for the six months ended June 30, 2017 from $555,605 for the six months ended June 30, 2016, all of which related to the operation of the Residence Inn Austin and the Springhill Suites Seattle. The increase in depreciation and amortization was primarily due to the fact that we owned the Springhill Suites Seattle hotel for the entire six months ended June 30, 2017.

Acquisition Expenses

Acquisition expenses decreased to $1,048,328 for the six months ended June 30, 2017 from $1,238,122 for the six months ended June 30, 2016. Acquisition expenses for the six months ended June 30, 2017 were related to the pending merger and acquisition expenses for the six months ended June 30, 2016 were related to the Springhill Suites Seattle acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,152,486 for the six months ended June 30, 2017 from $674,701 for the six months ended June 30, 2016 due an increase in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $1,599,269 for the six months ended June 30, 2017 from $868,058 for the six months ended June 30, 2016 due to the fact that we owned the Springhill Suites Seattle and the MN TX II note for the entire six months ended June 30, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense (benefit) decreased to $(112,000) for the six months ended June 30, 2017 from $170,000 for the six months ended June 30, 2016 due to our taxable REIT subsidiary having a taxable loss for the six months ended June 30, 2017 and taxable income for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our current principal demand for funds is the payment of the cash consideration in, and other costs related to, the mergers, including payment of the stockholder servicing fees described above. We intend to use proceeds from our offering and from a credit facility into which we intend to enter to supply the cash needed to cover such costs.

We intend to make a loan to Moody I in the amount of approximately $7.1 million, or the Moody I Loan, secured by a hotel property owned by Moody I, on or about August 15, 2017. Moody I will use the Moody I Loan proceeds to repay a loan that has matured. We expect the Moody I Loan to be refinanced with the proceeds of a new loan that we will obtain in connection with the consummation of the merger.

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

Net Cash Provided by (Used in) Operating Activities

As of June 30, 2017, we owned the Residence Inn Austin and the Springhill Suites Seattle hotel properties and the MN TX II note. Net cash provided by (used in) operating activities for the six months ended June 30, 2017 and 2016 was $(1,249,506) and $1,156,365, respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $341,926 and $73,949,015, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2017 was due to the fact that we had no acquisitions during the six months ended June 30, 2017 and we acquired the Springhill Suites Seattle during the six months ended June 30, 2016.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2017, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and distributions paid to our stockholders. Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $31,776,573 and $81,402,599, respectively. The decrease in cash provided by financing activities was primarily due to proceeds of notes payable of $0 for the six months ended June 30, 2017 compared to $56,250,000 for the six months ended June 30, 2016.

Cash and Cash Equivalents

As of June 30, 2017, we had cash on hand of $49,762,453.

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

As of June 30, 2017, our outstanding indebtedness totaled $69,975,000. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2017 and December 31, 2016, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2017, other than the merger agreement (see “Pending Merger with Moody National REIT I, Inc.” for more information about the obligations and commitments arising under the merger agreement):

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$69,975,000	$21,511	$9,754,954	$2,099,960	$58,098,575
Interest payments on outstanding debt obligations(2)	24,058,431	1,550,919	5,757,348	5,330,056	11,420,108
Total	$94,033,431	$1,572,430	$15,512,302	$7,430,016	$69,518,683

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2017.

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

As of June 30, 2017, total offering costs were $15,658,503, comprised of $11,726,007 of offering costs incurred directly by us and $3,932,496 in offering costs incurred by and reimbursable to our advisor. As of June 30, 2017, we had $88,568 due from our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, our total operating expenses were $1,968,440, which included $1,359,472 in operating expenses incurred directly by us and $608,968 incurred by our advisor on our behalf. Of that $1,968,440 in total operating expenses, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $709,000 during four fiscal quarters ended June 30, 2017, which includes reimbursements for quarters prior to the four quarters ended June 30, 2017.

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

We account for income taxes of our TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance for net deferred tax assets that are not expected to be realized.

We lease the hotels that we acquired to a wholly owned taxable REIT subsidiary, or TRS, that is subject to federal, state and local income taxes.

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2017.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or six month periods ended June 30, 2017 and 2016.

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

Inflation

As of June 30, 2017, our investments consisted of our interests in the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The MN TX II note bears interest at a fixed rate of interest and inflation could, therefore, have an impact on its fair value. As of June 30, 2017, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized distributions to our stockholders that (1) accrue daily to our stockholders of record on each day; (2) are payable in cumulative amounts on or before the 15th day of each calendar month and (3) are calculated at a rate of $1.75 per share of our common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses.

The following table summarizes distributions paid in cash and pursuant to our DRP for the six months ended June 30, 2017 and 2016:

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Total	$2,341,906	$1,000,216	$3,342,122

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Total	$537,121	$242,265	$779,386

(1)	Amount of distributions paid in shares of common stock pursuant to our DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(105,980)	$(1,275,067)	$(1,019,780)	$(1,116,114)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	585,516	376,054	1,169,987	555,605
Funds from Operations	479,536	(899,013)	150,207	(560,509)
Adjustments:
Acquisition expenses	423,601	1,238,122	1,048,328	1,238,122
Modified Funds from Operations	$903,137	$339,109	$1,198,535	$677,613

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On June 30, 2017, we declared a distribution in the aggregate amount of $676,447, of which $466,609 was paid in cash on July 15, 2017 and $209,838 was paid pursuant to the DRP in the form of additional shares of our common stock. On July 31, 2017, we declared a distribution in the aggregate amount of $709,553 which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about August 15, 2017.

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

As of June 30, 2017, our indebtedness was comprised of notes secured by the Residence Inn Austin, the Springhill Suites Seattle, and the MN TX II note, as described below. All such notes accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2017 and December 31, 2016, our mortgage notes payable, secured by the respective real properties and mortgage note receivable, consisted of the following:

Mortgage Loan	Principal as of June 30, 2017	Principal as of December 31, 2016	Interest Rate at June 30, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Total notes payable	69,975,000	69,975,000
Less unamortized debt issuance costs	(776,346)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$69,198,654	$69,043,502

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning on December 2017 until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

Credit Risk

We will also be exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. We believe that the MN TX II note is adequately secured and that the borrower is creditworthy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $6,269,296 in total distributions we paid during the period from our inception through June 30, 2017, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $6,269,296, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our offering. We are currently offering up to $1,000,000,000 in shares of any class of our common stock to the public in our primary offering and up to $100,000,000 of shares of any class of our common stock pursuant to our DRP. Shares of our common stock are offered (i) to the public in the primary offering at a purchase price equal to the estimated value per Class A share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the offering and (ii) to our stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per Class A share of $25.04 as of December 31, 2016.

As of June 30, 2017, we had accepted subscriptions for, and issued, 4,722,286 shares of our common stock, including 75,901 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $116,693,855.

As of June 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$10,929,627	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	4,728,876	Actual
Total expenses	$15,658,503

40

As of June 30, 2017, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $101,035,352, excluding $1,833,020 in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of June 30, 2017, we used approximately $40,825,000 of the net proceeds from our offering to acquire the Residence Inn Austin and the Springhill Suites Seattle, to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of June 30, 2017, we had paid $3,951,938 of acquisition expenses, including $2,197,451 related to the mergers.

During the three months ended June 30, 2017, we did not redeem any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

41

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed June 13, 2017)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc.(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2017)

10.1	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.2	Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.3	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: August 14, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed June 13, 2017)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc.(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.1	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.2	Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.3	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 12, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith