Form 10-Q
period 2017-09-30
Moody National REIT II, Inc.
filed 2017-11-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 7, 2017, there were 8,660,079 shares of the Registrant’s common stock issued and outstanding.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investments in hotel properties, net	$395,507,400	$99,989,740
Cash and cash equivalents	11,533,620	19,577,312
Restricted cash	16,550,930	1,870,304
Accounts receivable, net of allowance for doubtful accounts of $33,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively	1,757,845	278,796
Mortgage note receivable from related party	11,200,000	11,200,000
Notes receivable from related parties	11,250,000	—
Prepaid expenses and other assets	4,213,135	209,535
Earnest money	—	2,000,000
Deferred franchise costs, net of accumulated amortization of $29,658 and $15,656 at September 30, 2017 and December 31, 2016, respectively	1,037,409	234,344
Due from related parties	4,257,589	398,743
Total Assets	$457,307,928	$135,758,774

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $5,192,454 and $931,498 as of September 30, 2017 and December 31, 2016, respectively	$267,527,529	$69,043,502
Accounts payable and accrued expenses	12,239,833	1,431,535
Due to related parties	273,114	—
Dividends payable	756,031	451,631
Operating partnership distributions payable	8,305	2,668

Total Liabilities	280,804,812	70,929,336

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 8,575,671 and 3,173,348 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	85,757	31,733
Additional paid-in capital	191,433,603	68,571,270
Accumulated deficit	(20,907,066)	(4,154,395)
Total stockholders’ equity	170,612,294	64,448,608
Noncontrolling interests in Operating Partnership	5,889,822	379,830
Total Equity	176,502,116	64,828,438

TOTAL LIABILITIES AND EQUITY	$457,307,928	$135,758,774

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Room revenue	$6,124,800	$5,691,818	$14,863,606	$10,330,445
Other hotel revenue	393,237	332,349	1,146,743	499,377
Total hotel revenue	6,518,037	6,024,167	16,010,349	10,829,822
Interest income from notes receivable	172,915	—	485,193	—
Total revenue	6,690,952	6,024,167	16,495,542	10,829,822

Expenses
Hotel operating expenses	3,549,820	2,859,208	8,967,494	5,071,735
Property taxes, insurance and other	302,619	288,600	851,245	491,356
Depreciation and amortization	671,090	570,542	1,841,077	1,126,147
Acquisition expenses	10,758,141	20,200	11,806,469	1,258,322
Corporate general and administrative	356,214	360,453	1,508,700	1,035,154
Total expenses	15,637,884	4,099,003	24,974,985	8,982,714

Operating income (loss)	(8,946,932)	1,925,164	(8,479,443)	1,847,108

Interest expense and amortization of debt issuance costs	979,051	1,460,654	2,578,320	2,328,712

Income (loss) before income tax expense	(9,925,983)	464,510	(11,057,763)	(481,604)

Income tax expense (benefit)	111,000	(5,000)	(1,000)	165,000

Net income (loss)	(10,036,983)	469,510	(11,056,763)	(646,604)

(Income) loss attributable to noncontrolling interests in Operating Partnership	51,392	(3,098)	55,840	4,629

Net income (loss) attributable to common stockholders	$(9,985,591)	$466,412	$(11,000,923)	$(641,975)

Per-share information – basic and diluted:
Net income (loss) attributable to common stockholders	$(2.00)	$0.21	$(2.50)	$(0.44)
Dividends declared	$0.44	$0.44	$1.31	$1.31
Weighted average common shares outstanding	4,993,340	2,208,966	4,406,320	1,457,638

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2017
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2016	—	$—	3,173,348	$31,733	$68,571,270	$(4,154,395)	18,000	$379,830	$64,828,438
Issuance of common stock, net of offering costs	—	—	1,672,674	16,727	36,975,437	—	—	—	36,992,164
Issuance of common stock in connection with Merger			3,648,776	36,488	84,164,190				84,200,678
Issuance of operating partnership units in connection with Merger	—	—	—	—	—	—	298,037	5,595,108	5,595,108
Issuance of common stock pursuant to dividend reinvestment plan	—	—	65,873	659	1,626,482	—	—	—	1,627,141
Stock-based compensation	—	—	15,000	150	96,224	—	—	—	96,374
Net loss	—	—	—	—	—	(11,000,923)	—	(55,840)	(11,056,763)
Dividends and distributions declared	—	—	—	—	—	(5,751,748)	—	(29,276)	(5,781,024)
Balance at September 30, 2017	—	$—	8,575,671	$85,757	$191,433,603	$(20,907,066)	316,037	$5,889,822	$176,502,116

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,056,763)	$(646,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,841,077	1,126,147
Amortization of debt issuance costs	188,585	841,974
Deferred income tax	(1,000)	6,000
Stock-based compensation	96,374	248,686
Changes in operating assets and liabilities:
Restricted cash	(2,929,131)	(370,383)
Accounts receivable	(193,364)	(377,870)
Prepaid expenses and other assets	(30,989)	(192,845)
Accounts payable and accrued expenses	986,471	896,102
Due from related parties	(2,741,064)	(23,500)
Net cash provided by (used in) operating activities	(13,839,804)	1,507,707

Cash flows from investing activities
Increase in restricted cash	(6,691,845)	(1,354,116)
Payment of deferred franchise costs	—	(100,000)
Due to related parties	2,000,000	(255,500)
Origination of notes receivable from Moody I	(37,754,276)	—
Improvements and additions to hotel properties	(227,474)	(140,648)
Acquisition of Moody I, net of cash acquired	(43,516,093)	—
Acquisition of hotel property	—	(73,649,460)
Net cash used in investing activities	(86,189,688)	(75,499,724)

Cash flows from financing activities
Proceeds from issuance of common stock	42,658,265	49,187,701
Offering costs paid	(12,379,078)	(6,858,523)
Offering costs paid for issuance of operating partnership units	—	(36,043)
Dividends paid	(3,820,207)	(1,172,069)
Operating partnership distributions paid	(23,639)	(8,607)
Proceeds from note payable	70,000,000	101,250,000
Repayment of notes payable	—	(56,250,000)
Payment of debt issuance costs	(4,449,541)	(1,390,444)
Net cash provided by financing activities	91,985,800	84,722,015

Net change in cash and cash equivalents	(8,043,692)	10,729,998
Cash and cash equivalents at beginning of period	19,577,312	1,580,967
Cash and cash equivalents at end of period	$11,533,620	$12,310,965

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,335,303	$1,488,847
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase in accrued offering costs due to related party	$305,745	$590,428
Issuance of common stock from dividend reinvestment plan	$1,627,141	$471,973
Issuance of common stock in connection with Merger	$91,219,400	$—
Issuance of operating partnership units in connection with Merger	$5,595,108	$450,540
Assumption of notes payable in connection with Merger	$132,744,983	$—
Repayment of notes receivables from Moody I in connection with Merger	$37,754,276	$—
Dividends payable	$756,031	$347,685
Operating partnership distributions payable	$8,305	$2,582

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1.	Organization

Moody National REIT II, Inc. (the “Company”) was formed on July 25, 2014, as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2016. The Company has used, and expects to use, the proceeds from its initial public offering (as described below) to invest in a portfolio of hospitality properties focusing primarily on the premier-brand, select-service segment of the hospitality sector. To a lesser extent, the Company may also invest in hospitality-related real estate securities and debt investments. As discussed in Note 6, “Equity,” the Company was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2017, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable.”

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

On March 16, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $25.04 as of December 31, 2016. On June 26, 2017, the SEC declared effective the Company’s post-effective amendment to its registration statement for the Offering, which reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”) to be sold on a “best efforts” basis. Accordingly, the Company is currently offering its shares of common stock (i) to the public in the Primary Offering at a purchase price equal to the estimated value per Class A Share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for the Offering and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per Class A Share of $25.04 as of December 31, 2016.

The Class T Shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder’s account having incurred a maximum of 8.5% in underwriting compensation), Class T Shares owned in a stockholder’s Class T account for a given offering will automatically convert to Class A Shares.

As of September 30, 2017, the Company had received and accepted investors’ subscriptions for and issued 4,883,895 shares in the Offering, including 100,938 shares pursuant to the DRP, resulting in gross offering proceeds of $120,415,340.

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
September 30, 2017
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

Merger with Moody National REIT I, Inc.

On November 16, 2016, the Company along with the OP, the Advisor, Moody National REIT I, Inc. (“Moody I”), a Maryland corporation and a related party of the Company, Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), Moody National Advisor I, LLC (“Moody I Advisor”), and Moody Merger Sub, LLC, the Company’s wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). On September 27, 2017, pursuant to the Merger Agreement, Moody I merged with and into Merger Sub, with Merger Sub continuing as the “Surviving Entity” and the Company’s wholly owned subsidiary (the foregoing transaction, the “Merger”). In addition, pursuant to the Merger Agreement and Amendment No. 1 thereto, Moody I OP merged with and into the OP (the “Partnership Merger”), with the OP continuing as the surviving partnership (the “Surviving Partnership”) following the Partnership Merger. Unless context suggests otherwise, the Merger and the Partnership Merger together shall be the “Mergers.” The Mergers became effective on September 27, 2017 (the “Closing Date”).

At the effective time of the Merger on the Closing Date (the “REIT Merger Effective Time”), each issued and outstanding share of Moody I common stock, par value $0.01 per share, that was issued and outstanding immediately prior to the REIT Merger Effective Time was converted into the right to receive either (i) 0.41 Class A Shares (plus cash in lieu of any fractional shares of Moody II) (the “Stock Consideration”) or (ii) $10.25 in cash.

At the effective time of the Partnership Merger on the Closing Date (the “Partnership Merger Effective Time”), each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 Class A units of limited partnership interest in the Surviving Partnership. Each unit of limited partnership interest in the Moody I OP designated as a special partnership unit, pursuant to the Moody I OP’s limited partnership agreement, was automatically cancelled and retired and ceased to exist. Each outstanding unit of limited partnership interest in the OP remained as one unit of limited partnership interest in the Surviving Partnership, and each unit of limited partnership interest in the OP designated as a special partnership unit, pursuant to the limited partnership agreement of the OP, remained as one special unit in the Surviving Partnership.

A total of approximately 3.65 million Class A Shares were issued and a total of approximately $44.7 million in cash was paid to former stockholders of Moody I in connection with the Merger, and former Moody I stockholders owned approximately 43% of the diluted common equity of the Company subsequent to the Merger.

The Company and Moody I were each sponsored by the Sponsor. The Sponsor and its affiliates provides investment and advisory services to the Company, and previously provided such services to Moody I, pursuant to written advisory agreements.

Concurrently with the entry into the Merger Agreement, the Company, Moody I, Moody I OP, Moody I Advisor, Moody National Realty Company, L.P. (“Moody Realty”) and Moody OP Holdings I, LLC (“OP Holdings”), the holder of all outstanding special partnership units in Moody I OP, entered into a termination agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, at the REIT Merger Effective Time, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I Advisor and Moody Realty (the “Moody I Advisory Agreement”) was terminated and Moody I subsequently paid Moody I Advisor a payment of $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which the Moody I Advisor could have been entitled and a waiver of any other fees that the Moody I Advisor would have been due under the Moody I Advisory Agreement in connection with the Mergers. In addition, pursuant to the Termination Agreement, Moody I OP paid $613,751 to OP Holdings, which amount was the promote payment to which OP Holdings was entitled under the terms of the limited partnership agreement.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The Company paid the Advisor an acquisition fee of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. Additionally, the Company paid the Advisor a financing coordination fee of $1,720,000 based on the loans assumed from Moody I in connection with the Merger, including the debt held by the Company related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth.

During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property.

In connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor. Pursuant to the Stockholder Servicing Coordination Agreement, the Company paid to Moody Securities certain stockholder servicing fees (the “Stockholder Servicing Fees”) of up to $2.125 per share of the Company’s common stock issued as Stock Consideration. All Stockholder Servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to Moody I stockholders following the Mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees is based on the number of shares of the Company’s common stock issued as consideration in the Merger, and was approximately $7.0 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended September 30, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (each, a “VIE”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which require the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have a VIE interest as of September 30, 2017.

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
September 30, 2017
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

As of September 30, 2017, total offering costs for the Offering were $16,282,794, comprised of $12,033,763 of offering costs incurred directly by the Company and $4,249,031 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2017, the Company had $22,033 due from the Advisor for reimbursable offering costs.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. The Company did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ended December 31, 2015 and 2014, including not having 100 shareholders for a sufficient number of days in 2015. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.

Provided that the Company continues to qualify as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfies the other organizational and operational requirements for qualification as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company leases the hotels it acquires to a wholly-owned taxable REIT subsidiary (“TRS”) that is subject to federal, state and local income taxes.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2017.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2012 through 2016 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:   Observable inputs such as quoted prices in active markets.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes receivable from related parties and notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s mortgage note receivable and notes payable, see Note 4, “Notes Receivable” and Note 5, “Debt.”

Concentration of Credit Risk

As of September 30, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of the any of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

The Company is exposed to geographic risk in that eight of its fourteen hotel properties are located in one state, Texas.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or nine months ended September 30, 2017.

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

Restricted Cash

Restricted cash includes reserves for property taxes, as well as reserves for property improvements, replacement of furniture, fixtures, and equipment and debt service, as required by certain management or mortgage and term debt agreements restrictions and provisions.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the nine months ended September 30, 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $29,658 and $15,656 as of September 30, 2017 and December 31, 2016, respectively. Expected future amortization of deferred franchise costs as of September 30, 2017 is as follows:

Years Ending December 31,
2017	$20,772
2018	83,088
2019	83,088
2020	83,088
2021	83,088
Thereafter	684,285
Total	$1,037,409

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $424,489 and $325,904 as of September 30, 2017 and December 31, 2016, respectively. Expected future amortization of debt issuance costs as of September 30, 2017 is as follows:

Years Ending December 31,
2017	$590,998
2018	1,773,689
2019	480,006
2020	481,323
2021	480,006
Thereafter	1,386,432
Total	$5,192,454

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 15,000 and 7,500 shares as of September 30, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000
Homewood Suites Woodlands	September 27, 2017	The Woodlands, Texas	100%	17,355,672	91	9,244,028
Hyatt Place Germantown	September 27, 2017	Germantown, Tennessee	100%	16,073,719	127	7,216,139
Hyatt Place North Charleston	September 27, 2017	North Charleston, South Carolina	100%	13,805,648	113	7,323,184
Hampton Inn Austin	September 27, 2017	Austin, Texas	100%	19,327,908	123	10,915,327
Residence Inn Grapevine	September 27, 2017	Grapevine, Texas	100%	25,244,614	133	12,608,294
Marriott Courtyard Inn Lyndhurst	September 27, 2017	Lyndhurst, New Jersey	(3)	39,247,484	227	—
Hilton Garden Inn Austin	September 27, 2017	Austin, Texas	100%	29,287,695	138	18,782,241
Hampton Inn Great Valley	September 27, 2017	Frazer, Pennsylvania	100%	15,284,824	125	8,150,750
Embassy Suites Nashville	September 27, 2017	Nashville, Tennessee	100%	81,453,322	208	42,890,574
Homewood Suites Austin	September 27, 2017	Austin, Texas	100%	18,834,848	96	10,987,326
Townplace Suites Fort Worth	September 27, 2017	Fort Worth, Texas	(4)	11,241,742	95	—
Hampton Inn Houston	September 27, 2017	Houston, Texas	100%	9,959,785	119	4,627,120

Totals				$398,717,261	1,941	$194,319,983

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of September 30, 2017.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.

Investments in hotel properties consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Land	$70,285,689	$18,350,000
Buildings and improvements	296,669,641	80,810,000
Furniture, fixtures and equipment	32,210,174	2,660,769
Total cost	399,165,504	101,820,769
Accumulated depreciation	(3,658,104)	(1,831,029)
Investment in hotel properties, net	$395,507,400	$99,989,740

On May 24, 2016, Moody National Yale-Seattle Holding, LLC, a wholly owned subsidiary of the OP, acquired fee simple title to the Springhill Suites Seattle from the then current tenant-in-common owners of the Springhill Suites Seattle for an aggregate purchase price of $74,100,000, excluding acquisition costs.

Acquisition of Moody I

On September 27, 2017, in connection with the Mergers, the Company acquired interests in twelve hotel properties, including two joint venture interests, and two notes receivable from related parties from Moody I (the “Moody I Portfolio”).

As of the date of the Mergers, there were 13,257,126 shares of Moody I common stock issued and outstanding, resulting in aggregate merger consideration of $135,885,546, consisting of the following:

Value of Company’s Class A Shares issued to Moody I shareholders	$91,219,400
Cash consideration paid	44,666,146
Aggregate merger consideration	$135,885,546

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

67% of Moody I stockholders elected to receive stock consideration in the Merger resulting in the Company’s then current stockholders owning 57% and former Moody I stockholders owning 43% of the common stock of the Company outstanding after the consummation of the Merger, as follows:

Company shares outstanding at date of merger	4,903,836
Company Class A common shares issued to Moody I stockholders on date of merger	3,648,776
Total Company shares outstanding after Merger	8,552,612

After consideration of all applicable factors pursuant to the business combination accounting rules, the Company is considered the “legal acquirer” because the Company is issuing common stock to Moody I stockholders, and also due to various factors including that the Company’s stockholders immediately preceding the Merger hold the largest portion of the voting rights in the Company immediately after the Merger.

The aggregate purchase price consideration as shown above was allocated to assets and liabilities of Moody I was as follows:

Assets
Investment in hotel properties	$297,117,261
Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, deferred income tax asset, deferred franchise costs, and due from related parties	13,707,593
Notes receivable from related parties	11,250,000

Liabilities and Equity
Notes payable	(132,744,983)
Notes receivable from Moody I	(37,754,276)
Accounts payable and accrued expenses, due to related parties, and operating partnership distributions payable	(10,094,941)
Noncontrolling interests in OP	(5,595,108)
Aggregate merger consideration	$135,885,546

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company’s consolidated financial statements.

The purchase price allocation was based on the Company’s assessment of the fair value of the acquired assets and liabilities, as summarized below.

Investment in hotel properties – The Company estimated the fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions include terminal capitalization rates, discount rates and future cash flows of the properties. Capitalization and discount rates were determined by market based on recent appraisals, transactions or other market data. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, deferred franchise costs, and due from related parties – The fair value was estimated to be their cost basis.

Deferred income tax asset – The Company estimated the fair value of the deferred income tax asset by estimating the amount of the net operating loss that will be utilized in future periods by the TRS. The estimated fair value assumes the net operating losses of Moody I will be able to be utilized by the Company’s TRS.

Notes receivable from related parties – The fair value was determined using discounted cash flow analyses at market interest rates. The valuation methodology is based on Level 2 inputs in the fair value hierarchy.

Notes payable – The fair value was determined using discounted cash flow analysis at market interest rates, which are Level 2 inputs in the fair value hierarchy.

Notes receivable from Moody I – The fair value was determined using discounted cash flow analysis at market interest rates, which are Level 2 inputs in the fair value hierarchy.

Accounts payable and accrued expenses, due to related parties, and operating partnership distributions payable - The fair value was estimated to be their cost basis due to their short-term maturities.

Noncontrolling interests in Operating Partnership – The Company estimated the portion of the fair value of the net assets of the OP owned by third parties. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2017 and 2016 is presented as if the Company acquired the Springhill Suites Seattle and the Moody I Portfolio on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Springhill Suites Seattle and the Moody I Portfolio on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$22,544,438	$22,709,973	$64,956,766	$65,912,075
Net loss	(1,069,538)	(1,320,754)	(4,724,125)	(17,340,681)
Net loss attributable to common shareholders	(1,002,420)	(1,307,456)	(4,620,214)	(17,287,088)
Net loss per common share - basic and diluted	$(0.12)	$(0.15)	$(0.54)	$(2.02)

4.	Notes Receivable

As of September 30, 2017 and December 31, 2016, the amount of mortgage note receivable from related party was $11,200,000. As of September 30, 2017 and December 31, 2016, the amounts of notes receivable from related parties were $11,250,000 and $0, respectively.

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

The entire unpaid principal balance of the MN TX II Note and all accrued and unpaid interest thereon are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II Note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the mortgage note receivable from related party for the three and nine months ended September 30, 2017 was $156,139 and $468,417, respectively, and interest receivable on the mortgage note receivable from related parties as of September 30, 2017 and December 31, 2016 was $615,881 and $147,465, respectively, and is included in Due from Related Parties in the consolidated balance sheets.

Notes Receivable from Related Parties

On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 and $0 as of September 30, 2017 and December 31, 2016, respectively. The Company acquired the Related Party Note in connection with the Mergers.

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note were due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor was required to pay the Company an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice to the Company.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

On April 29, 2016, Moody I originated an unsecured loan in the aggregate principal amount of $4,500,000 (the “Related Party Mezzanine Note”) to Moody Realty, an affiliate of Sponsor. Proceeds from the Related Party Mezzanine Note were used by Moody Realty solely to acquire a multifamily real property located in Houston, Texas. The Company acquired the Related Party Mezzanine Note in connection with the Mergers.

The entire unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Mezzanine Note are due and payable in full on the earlier of (1) April 30, 2018, or (2) upon 90 days’ written notice of acceleration of the maturity date by the Company to Moody Realty. Interest on the outstanding principal balance of the Related Party Mezzanine Note accrues at a fixed per annum rate equal to 10%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. Moody Realty will pay the Company an origination fee in the amount of $45,000 and an exit fee in the amount of $45,000 upon the maturity date of the Related Party Mezzanine Note, including any earlier prepayment date or accelerated maturity date. The Related Party Mezzanine Note may be prepaid in whole or part by Moody Realty without penalty at any time upon prior written notice to the Company.

Interest income from notes receivable from related parties was $16,776 and $0 for the three months and nine months ended September 30, 2017. Interest receivable on notes receivable from related parties was $848,175 and $0 as of September 30, 2017 and December 31, 2016, respectively, and is included in due from related parties on the consolidated balance sheets.

The aggregate estimated fair values of the notes receivable from related parties as of September 30, 2017 was $11,250,000.

On September 6, 2017, the Company made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I, and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by a Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured upon the consummation of the Mergers. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

On August 15, 2017, the Company made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a TownePlace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured upon the consummation of the Mergers. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2017 and December 31, 2016, the Company’s mortgage notes payable, secured by the respective real properties and mortgage note receivable, consisted of the following:

Mortgage Loan	Principal as of September 30, 2017	Principal as of December 31, 2016	Interest Rate at September 30, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Homewood Suites Woodlands(4)	9,244,028	—	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,216,139	—	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,323,184	—	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,915,327	—	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,608,294	—	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,782,241	—	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,150,750	—	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,890,574	—	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,987,326	—	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,627,120	—	6.000%	August 10, 2018
Term Loan(5)	70,000,000	—	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	272,719,983	69,975,000
Less unamortized debt issuance costs	(5,192,454)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$267,527,529	$69,043,502

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.
(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.
(3)	Monthly payments of interest only are due until the maturity date.
(4)	Monthly payments of interest and principal are due until maturity date.
(5)	Monthly payments are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in November 2017 until the maturity date.

Maturities of the notes payable as of September 30, 2017 are as follows:

Years ending December 31,
2017	$3,569,217
2018	82,518,905
2019	3,233,774
2020	3,362,828
2021	3,546,072
Thereafter	176,489,187
Total	$272,719,983

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender, entered into a term loan agreement (the “Term Loan Agreement”) (the Company refers to KeyBank, in its capacity as lender, together with any other lender institutions that may become parties thereto as the “Lenders”). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Merger, other costs and expenses related to the Mergers and for other corporate purposes.

The outstanding principal of the Term Loan will initially bear interest, payable monthly, at either (i) 6.25% per year over the base rate, which is defined in the Term Loan Agreement as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the Agent at the Agent’s Head Office as its “prime rate,” (b) the then applicable LIBOR for a one month Interest Period plus one percent (1.00%), or (c) one half of one percent (0.5%) above the Federal Funds Effective Rate or (ii) 7.25% per year over the LIBOR rate for the applicable Interest Period, but upon reduction of the outstanding principal balance of the Term Loan to a specified level, the margins over the base rate or LIBOR rate will be reduced to 2.95% and 3.95%, respectively. As a condition to the funding of the Term Loan, the OP has entered into an interest rate cap arrangement with KeyBank that caps LIBOR at 1.75% until the initial Maturity Date with respect to $26.0 million of the principal of the Term Loan.

Provisions of the Term Loan Agreement require that the Company raise a minimum of $10 million per quarter in gross offering proceeds from the Company’s public offering and that the Company make principal payments of $1.5 million per month beginning in November 2017.

The Term Loan will mature on September 27, 2018, but can be extended for six months, to March 27, 2019, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the Maturity Date. In addition, the Term Loan provides for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% the OP’s Consolidated Net Cash Flow or (ii) $1,500,000. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The Term Loan Agreement also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The Company was in compliance with the financial covenants under the Term Loan Agreement as of September 30, 2017.

The estimated fair value of the Company’s notes payable as of September 30, 2017 and December 31, 2016 was $273,000,000 and $70,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2017, there were a total of 8,575,671 shares of the Company’s common stock issued and outstanding, including 4,883,895 shares issued in the Offering, 3,648,776 shares issued in connection with the Merger, the 8,000 shares sold to Sponsor and 35,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of September 30, 2017
Class A Shares	8,544,435
Class D Shares	—
Class T Shares	6,012
Class I Shares	25,224
Total	8,575,671

The Company’s board of directors is authorized to amend its Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders for 2017 that (1) is calculated daily and reduced for class-specific expenses; (2) is payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) is calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Third Quarter 2017	1,478,301	626,925	2,105,226
Total	$3,820,207	$1,627,141	$5,447,348

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Total	$1,172,069	$471,973	$1,644,042

(1)	Amount of distributions paid in shares of common stock pursuant to the Company’s distribution reinvestment plan.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the OP at September 30, 2017 was $5,889,822, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $(51,392) and $3,098 for the three months ended September 30, 2017 and 2016, respectively, and was $(55,840) and $(4,629) for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had paid Moody Securities $9,170,067 in selling commissions related to the Offering and $2,050,584 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets.

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

As of September 30, 2017, total offering costs were $16,282,794, comprised of $12,033,763 of offering costs incurred directly by the Company and $4,249,031 in offering costs incurred by and reimbursable to Advisor. As of September 30, 2017, the Company had $22,033 due from Advisor for reimbursable offering costs.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Acquisition Fees

Advisor, or its affiliates, will also receive an acquisition fee equal to 1.5% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees and financing coordination fees shall not exceed 1.9% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. For the three and nine months ended September 30, 2017, the Company paid the Advisor acquisition fees of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. For the three and nine months ended September 30, 2016, the Company paid the Advisor acquisition fees of $0 and $1,111,500, respectively, in connection with the acquisition of the Springhill Suites Seattle.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the three and nine months ended September 30, 2017 and 2016.

Financing Coordination Fee

Advisor will also receive financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three and nine months ended September 30, 2017, the Company paid $1,720,000 in financing coordination fees to the Advisor in connection with the acquisition of the Moody I Portfolio based on the loans assumed from Moody I in connection with the Merger, including the debt held by the Company related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth. For the three and nine months ended September 30, 2016, the Company paid $0 and $562,500, respectively, in financing coordination fees to Advisor incurred in connection with the acquisition of the Springhill Suites Seattle.

Property Management Fee

The Company will pay Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2017 and 2016, the Company paid the Property Manager property management fees of $253,686 and $240,942, respectively, and accounting fees of $19,000 and $15,000. For the nine months ended September 30, 2017 and 2016, the Company paid the Property Manager property management fees of $633,378 and $433,132, respectively, and accounting fees of $49,000 and $32,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2017 and 2016, the Company incurred asset management fees of $283,000 and $254,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred asset management fees of $849,000 and $452,751, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee, subject to limitation if the property was previously owned by Moody I, in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of September 30, 2017, the Company had not paid any disposition fees to Advisor.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2017, total operating expenses of the Company were $1,943,583, which included $1,364,099 in operating expenses incurred directly by the Company and $579,484 incurred by Advisor on behalf of the Company. Of the $1,943,583 in total operating expenses incurred during the four fiscal quarters ended September 30, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $899,000 during four fiscal quarters ended September 30, 2017, which includes reimbursements for quarters prior to the four quarters ended September 30, 2017. As of September 30, 2017, the Company had $761,000 due from Advisor for operating expense reimbursement.

Merger with Moody I

See Note 1, “Organization - Merger with Moody National REIT I, Inc.”

Earnest Money

The Company assigned its earnest money contract in the amount of $2,000,000 to a related party for consideration paid to the Company of $2,000,000 during the nine months ended September 30, 2017.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2017, there were 1,965,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $26,574 and $57,627 for the three months ended September 30, 2017 and 2016, respectively, and $96,374 and $248,686 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there were 15,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 15,000 non-vested shares of $391,109 will be recognized during the fourth quarter of 2017 and the first, second and third quarters of 2018.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	7,500	$25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted on August 10, 2016	5,000	25.00
Shares vested	(12,500)	25.00

Balance of non-vested shares as of December 31, 2016	5,000	25.00
Shares granted on August 10, 2017	5,000	27.82
Shares granted on September 27, 2017	10,000	27.82
Shares vested	(5,000)	25.00
Balance of non-vested shares as of September 30, 2017	15,000	$27.82

9.	Subordinated Participation Interest

Pursuant to the limited partnership agreement for the OP, Moody LPOP II, the holder of the Special Limited Partnership Interests, is entitled to receive distributions equal to 15.0% of the OP’s net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after the Company’s stockholders (and current and future limited partnership interest holders of the OP other than the former limited partners of Moody I OP) have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. Former limited partners of Moody I OP must have received a cumulative annual return of 8.0%, which is equal to the same return to which such holders were entitled before distributions to the special limited partner of Moody I OP could have been paid under the limited partnership agreement of Moody I OP. In addition, Moody LPOP II is entitled to a separate payment if it redeems its Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement, in each case for an amount that Moody LPOP II would have been entitled to receive had the OP disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

10.       Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2017, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback.

The composition of the Company’s restricted cash as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Property improvement plan	$7,582,528	$1,200,000
Real estate taxes	2,954,446	92,434
Insurance	172,996	—
Hotel furniture and fixtures	2,612,780	329,150
Debt service	2,578,129	—
Seasonality	369,831	234,000
Expense deposit	265,500	—
Rent holdback	14,720	14,720
Total restricted cash	$16,550,930	$1,870,304

Franchise Agreements

As of September 30, 2017, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $502,702 and $460,297 for the three months ended September 30, 2017 and 2016, respectively, and $1,214,965 and $843,000 for the nine months ended September 30, 2017 and 2016, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

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

As of September 30, 2017, the Company had operating loss carry-forwards of $281,051.

The Company had deferred tax assets of $3,282,000 and $10,000 as of September 30, 2017 and December 31, 2016, respectively, related to net operating loss carry forwards of the TRS. As of September 30, 2017, the TRS had a net operating loss carry-forward of $8,315,458 of which $8,254,824 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into our TRS on the date of the Merger.

The income tax expense (benefit) for the three months and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Current expense (benefit)	$—	$(5,000)	$—	$159,000
Deferred expense (benefit)	111,000	—	(1,000)	6,000
Total expense (benefit), net	$111,000	$(5,000)	$(1,000)	$165,000

Federal	$111,000	$(5,000)	$(1,000)	$165,000
State	—	—	—	—
Total tax expense (benefit)	$111,000	$(5,000)	$(1,000)	$165,000

12.       Subsequent Events

Distributions Declared

On September 30, 2017, the Company declared a distribution in the aggregate amount of $756,031, of which $496,217 was paid in cash on October 15, 2017, $207,869 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $51,945 was deferred pending the return of letters of transmittal by former Moody I stockholders. On October 31, 2017, the Company declared a distribution in the aggregate amount of $1,277,982, which is scheduled to be paid in cash and through the DRP in the form of additional shares of the Company’s common stock on or about November 15, 2017.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Moody National REIT II, Inc. and the notes thereto. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of all classes of our common stock.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	our ability to effectively integrate and manage our expanded operations following the consummation of our merger with Moody National REIT I, Inc., or Moody I;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));

●	the availability of capital; and

●	changes in interest rates.

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

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

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

On March 16, 2017, our board of directors determined an estimated value per share of our common stock of $25.04 as of December 31, 2016. On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated our shares of common stock as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares and, together with the Class A Shares, the Class D Shares and the Class I Shares, the Shares, to be sold on a “best efforts” basis. Accordingly, we are currently offering shares of our common stock (i) to the public in our primary offering at a purchase price equal to the estimated value per Class A Share of $25.04 as of December 31, 2016, plus applicable selling commissions and dealer manager fees, subject to any applicable discounts, all as described in the prospectus for our offering and (ii) to our stockholders pursuant to the DRP at a purchase price of $25.04, which is equal to the estimated value per Class A Share of $25.04 as of December 31, 2016.

The Class T Shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder’s account having incurred a maximum of 8.5% in underwriting compensation), Class T Shares owned in a stockholder’s Class T account for a given offering will automatically convert to Class A Shares.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of September 30, 2017, we had received and accepted investors’ subscriptions for and issued 4,883,895 shares of common stock in our offering, including 100,938 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $120,415,340. We will continue to offer shares of our common stock on a continuous basis until January 20, 2018, pursuant to an extension of our offering by our board of directors. However, in certain states our offering may continue for only one year unless we renew the offering period for an additional year. As of November 7, 2017, we had received and accepted investors’ subscriptions for and issued 4,968,303 shares of our common stock in our offering, including 109,240 shares pursuant to our DRP, resulting in gross offering proceeds of $122,480,776. As of November 7, 2017, $974,851,409 of stock remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We intend to use the net proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of September 30, 2017, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, Moody National Advisor I, LLC, the advisor to Moody I, or Moody I Advisor, and Moody Merger Sub, LLC, our wholly-owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. On September 27, 2017, pursuant to the merger agreement, Moody I merged with and into merger sub, with merger sub continuing as the surviving entity and our wholly-owned subsidiary. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement and amendment no. 1 thereto, Moody I OP merged with and into our operating partnership, which transaction we refer to as the “partnership merger,” with our operating partnership continuing as the “surviving partnership” following the partnership merger. Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” The mergers were completed on September 27, 2017, which we refer to as the closing date.

At the effective time of the merger on the closing date, or the REIT merger effective time, each issued and outstanding share of Moody I common stock, par value $0.01 per share, that was issued and outstanding immediately prior to the REIT merger effective time was converted into the right to receive either (i) 0.41 Class A Shares (plus cash in lieu of any fractional shares of Moody II), which we refer to as the stock consideration or (ii) $10.25 in cash.

At the effective time of the partnership merger on the closing date, or the partnership merger effective time, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 Class A units of limited partnership interest in the surviving partnership. Each unit of limited partnership interest in the Moody I OP designated as a special partnership unit pursuant to the Moody I OP’s limited partnership agreement was automatically cancelled and retired and ceased to exist. Each outstanding unit of limited partnership interest in our operating partnership remained as one unit of limited partnership interest in the surviving partnership, and each unit of limited partnership interest in our operating partnership designated as a special partnership unit pursuant to the limited partnership agreement of our operating partnership remained as one special unit in the surviving partnership.

A total of approximately 3.65 million Class A Shares were issued and a total of approximately $44.7 million in cash was paid to former stockholders of Moody I in connection with the merger, and former Moody I stockholders owned approximately 43% of our diluted common equity subsequent to the Merger.

We and Moody I were each sponsored by Moody National REIT Sponsor, LLC, or Moody National Sponsor. Moody National Sponsor and its affiliates provides investment and advisory services to us, and previously provided such services to Moody I, pursuant to written advisory agreements.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National was terminated and Moody I paid Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. The Moody I advisor payment was a negotiated amount that represents a reduction in the disposition fee to which the Moody I advisor could have been entitled and a waiver of any other fees that the Moody I advisor would have been due under the advisory agreement between Moody I and Moody I advisor in connection with the merger. In addition, in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP paid to OP Holdings $613,751, or the promote payment.

We paid our advisor an acquisition fee of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. Additionally, we paid our advisor a financing coordination fee of $1,720,000 based on the loans assumed from Moody I in connection with the merger, including debt held by us related to the Marriott Courtyard Lyndhurst and the Townplace Suites Fort Worth.

During the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under the advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

In connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities. Pursuant to the stockholder servicing coordination agreement, we paid to Moody Securities certain stockholder servicing fees, or the stockholder servicing fees, up to $2.125 per share of our common stock issued as stock consideration. All stockholder servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders following the mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees was based on the number of shares of our common stock issued as consideration in the merger, and was approximately $7.0 million. No stockholder servicing fees were paid with respect to any cash paid by us as cash consideration in the merger.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we invest or plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments.

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

Results of Operations

We were formed on July 25, 2014. As of September 30, 2016, we owned the Residence Inn Austin, a 112-room hotel property located in Austin, Texas and the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington. On September 27, 2017, we acquired interests in twelve hotel properties and two notes receivable from related parties from Moody I, which we refer to as the Moody I portfolio. As a result, as of September 30, 2017, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the aggregate principal amount of $4,500,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Houston, Texas and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Because we owned one investment for the entire nine months ended September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 are not directly comparable to those for the three and nine months ended September 30, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and holding the Moody I properties for a full period.

Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016

Revenue

Total revenue increased to $6,690,952 for the three months ended September 30, 2017 from $6,024,167 for the three months ended September 30, 2016. The increase in hotel revenue was primarily due to the fact that we completed the mergers during the three months ended September 30, 2017. Interest income from our related party notes receivable increased to $172,915 for the three months ended September 30, 2017 from $0 for three months ended September 30, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned, including those acquired in the mergers, and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the three months ended September 30, 2017 and 2016 follows:

	Three months ended September 30,
	2017	2016	Decrease
Residence Inn Austin	$1,162,313	$1,292,957	$(130,644)
Springhill Suites Seattle	4,654,151	4,731,210	(77,059)
Total	$5,816,464	$6,024,167	$(207,703)

Hotel Operating Expenses

Hotel operating expenses increased to $3,549,820 for the three months ended September 30, 2017 from $2,859,208 for the three months ended September 30, 2016. The increase in hotel operating expenses was primarily due to the fact that we completed the mergers during the three months ended September 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $302,619 for the three months ended September 30, 2017 from $288,600 for the three months ended September 30, 2016. The increase in property taxes, insurance and other was primarily due to the fact that we completed the mergers during the three months ended September 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $671,090 for the three months ended September 30, 2017 from $570,542 for the three months ended September 30, 2016. The increase in depreciation and amortization was primarily due to the fact that we completed the mergers during the three months ended September 30, 2017.

Acquisition Expenses

Acquisition expenses increased to $10,758,141 for the three months ended September 30, 2017 from $20,200 for the three months ended September 30, 2016. Acquisition expenses for the three months ended September 30, 2017 were related to the merger and acquisition expenses for the three months ended September 30, 2016 were related to the Springhill Suites Seattle acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $356,214 for the three months ended September 30, 2017 from $360,453 for the three months ended September 30, 2016. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, including as a result of the mergers, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $979,051 for the three months ended September 30, 2017 from $1,460,654 for the three months ended September 30, 2016 due to the fact that we expensed unamortized debt issuance costs related to the Springhill Suites Seattle hotel when we refinanced the hotel during the three months ended September 30, 2016. In future periods, our interest expense will vary based on the amount of our borrowings, which amount will increase as a result of the debt on the properties we acquired in the mergers and will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense increased to $111,000 for the three months ended September 30, 2017 from $(5,000) for the three months ended September 30, 2016 due to an increase in taxable income of the TRS for the three months ended September 30, 2017 from the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016

Revenue

Total revenue increased to $16,495,542 for the nine months ended September 30, 2017 from $10,829,822 for the nine months ended September 30, 2016. The increase in hotel revenue was primarily due to the fact that we owned the Springhill Suites Seattle for the entire nine months ended September 30, 2017 and that we completed the mergers during the nine months ended September 30, 2017. Interest income from notes receivable from related parties increased to $485,193 for the nine months ended September 30, 2017 from $0 for nine months ended September 30, 2016. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned, including those acquired in the mergers, and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the nine months ended September 30, 2017 and 2016 follows:

	Nine months ended September 30,
	2017	2016	Decrease
Residence Inn Austin	$3,750,714	$4,021,678	$(270,964)

Hotel Operating Expenses

Hotel operating expenses increased to $8,967,494 for the nine months ended September 30, 2017 from $5,071,735 for the nine months ended September 30, 2016. The increase in hotel operating expenses was primarily due to the fact that we owned the Springhill Suites Seattle for the entire nine months ended September 30, 2017 and that we completed the mergers during the nine months ended September 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $851,245 for the nine months ended September 30, 2017 from $491,356 for the nine months ended September 30, 2016. The increase in property taxes, insurance and other was primarily due to the fact that we owned the Springhill Suites Seattle for the entire nine months ended September 30, 2017 and that we completed the mergers during the nine months ended September 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $1,841,077 for the nine months ended September 30, 2017 from $1,126,147 for the nine months ended September 30, 2016. The increase in depreciation and amortization was primarily due to the fact that we owned the Springhill Suites Seattle for the entire nine months ended September 30, 2017 and that we completed the mergers during the nine months ended September 30, 2017.

Acquisition Expenses

Acquisition expenses increased to $11,806,469 for the nine months ended September 30, 2017 from $1,258,322 for the nine months ended September 30, 2016. Acquisition expenses for the nine months ended September 30, 2017 were related to the merger and acquisition expenses for the nine months ended September 30, 2016 were related to the Springhill Suites Seattle acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,508,700 for the nine months ended September 30, 2017 from $1,035,154 for the nine months ended September 30, 2016 due an increase in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, including as a result of the mergers but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $2,578,320 for the nine months ended September 30, 2017 from $2,328,712 for the nine months ended September 30, 2016 due to the fact that we owned the Springhill Suites Seattle for the entire nine months ended September 30, 2017 and that we completed the mergers during the nine months ended September 30, 2017. In future periods, our interest expense will vary based on the amount of our borrowings, which amount will increase as a result of the debt on the properties we acquired in the mergers and will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense (benefit) decreased to $(1,000) for the nine months ended September 30, 2017 from $165,000 for the nine months ended September 30, 2016 due to our taxable REIT subsidiary having a taxable loss for the nine months ended September 30, 2017 and taxable income for the nine months ended September 30, 2016.

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

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically used to fund tenant improvements, leasing commissions and major capital expenditures. We also escrow funds for hotel property improvements. Our lenders also may require working capital reserves.

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

Net Cash Provided by (Used in) Operating Activities

As of September 30, 2017, we owned interests in fourteen hotel properties and three notes receivable from related parties. Net cash provided by (used in) operating activities for the nine months ended September 30, 2017 and 2016 was $(13,839,804) and $1,507,707, respectively.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $86,189,688 and $75,499,724, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2017 was due primarily to the acquisition of Moody I and notes receivable of $37,754,276 from Moody I.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2017, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and proceeds of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $91,985,800 and $84,722,015, respectively. The increase in cash provided by financing activities was primarily due to an increase in proceeds of note payable net of repayments of notes payable of $70,000,000, related to the new term loan utilized in connection with the mergers, for the nine months ended September 30, 2017 compared to $45,000,000 for the nine months ended September 30, 2016.

Cash and Cash Equivalents

As of September 30, 2017, we had cash on hand of $11,533,620.

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

We will be limited in the acquisition of real property and other investments for the near future in that our $70,000,000 term loan is due August 27, 2018. Also, provisions of the term loan require that we raise a minimum of $10 million per quarter in gross offering proceeds from our public offering and that we make principal payments of $1.5 million per month beginning in November 2017.

As of September 30, 2017, our outstanding indebtedness totaled $272,719,983, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2017 and December 31, 2016, our debt levels did not exceed 300% of the value of our net assets.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2017:

	Payments Due By Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$272,719,983	$3,569,217	$85,752,679	$6,908,900	$176,489,187
Interest payments on outstanding debt obligations(2)	69,947,176	3,864,133	22,146,075	16,695,807	27,241,161
Total	$342,667,159	$7,433,350	$107,898,754	$23,604,707	$203,730,348

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2017.

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

As of September 30, 2017, total offering costs were $16,282,794, comprised of $12,033,763 of offering costs incurred directly by us and $4,249,031 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2017, we had $22,033 due from our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2017, our total operating expenses were $1,943,583, which included $1,364,099 in operating expenses incurred directly by us and $579,484 incurred by our advisor on our behalf. Of that $1,943,583 in total operating expenses, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $899,000 during four fiscal quarters ended September 30, 2017, which includes reimbursements for quarters prior to the four quarters ended September 30, 2017. As of September 30, 2017, we had $761,000 due from Advisor for operating expense reimbursement.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, including not having enough shareholders for a sufficient number of days in those periods. Prior to qualifying to be taxed as a REIT we were subject to normal federal and state corporation income taxes.

Provided that we continue to qualify as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2017.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. The Company has tax years 2012 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three or nine month periods ended September 30, 2017 and 2016.

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

Inflation

As of September 30, 2017, our investments consisted of interests in fourteen hotel properties and three notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The notes receivable from related parties bear interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of September 30, 2017, we were not experiencing any material impact from inflation.

REIT Compliance

We elected to be taxed as a REIT beginning with our taxable year ended December 31, 2016. To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014.

Distributions

Our board of directors has authorized and declared a distribution to our stockholders for 2017 that (1) is calculated daily and reduced for class-specific expenses; (2) is payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) is calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to our DRP for the nine months ended September 30, 2017 and 2016:

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Third Quarter 2017	1,478,301	626,925	2,105,226
Total	$3,820,207	$1,627,141	$5,447,348

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Total	$1,172,069	$471,973	$1,644,042

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

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

Please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

●	Our calculation of MFFO will exclude any gains (losses) related to changes in estimated values of derivative instruments related to any interest rate swaps which we hold. Although we expect to hold these instruments to maturity, if we were to settle these instruments prior to maturity, it would have an impact on our operations. We do not currently hold any material derivative instruments and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude any impairment charges related to long-lived assets that have been written down to current market valuations. Although these losses will be included in the calculation of net income (loss), we will exclude them from MFFO because we believe doing so will more appropriately present the operating performance of our real estate investments on a comparative basis. We have not recognized any such impairment charges and thus our calculation of MFFO set forth in the table below does not reflect any such exclusion.

●	Our calculation of MFFO will exclude organizational and offering expenses and acquisition expenses. Although organizational and acquisition expenses reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness, and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Offering expenses do not affect net income. Our calculation of MFFO set forth in the table below reflects the exclusion of acquisition expenses.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(10,036,983)	$469,510	$(11,056,763)	$(646,604)
Adjustments:
Depreciation and amortization	671,090	570,542	1,841,077	1,126,147
Funds from Operations	(9,365,893)	1,040,052	(9,215,686)	479,543
Adjustments:
Acquisition expenses	10,758,141	20,200	11,806,469	1,258,322
Modified Funds from Operations	$1,392,248	$1,060,252	$2,590,783	$1,737,865

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates in connection with the mergers and for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 1, “Organization - Merger with Moody I,” and Note 7, “Related Party Arrangements,” to the consolidated financial statements included in this Quarterly Report for a discussion of our related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions Declared

On September 30, 2017, we declared a distribution in the aggregate amount of $756,031 of which $496,217 was paid in cash on October 15, 2017, $207,869 was paid pursuant to the DRP in the form of additional shares of our common stock, and $51,945 was deferred pending the return of letters of transmittal by former Moody I stockholders. On October 31, 2017, we declared a distribution in the aggregate amount of $1,277,982, which is scheduled to be paid in cash and through the DRP in the form of additional shares of our common stock on or about November 15, 2017.

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

As of September 30, 2017, our indebtedness, as described below, was comprised of notes secured by our hotel properties and the Company’s secured loan to MN TX II, LLC, a Texas limited liability company and a related party, or the MN TX II note. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2017 and December 31, 2016, our mortgage notes payable, secured by the respective real properties and mortgage note receivable, consisted of the following:

Mortgage Loan	Principal as of September 30, 2017	Principal as of December 31, 2016	Interest Rate at September 30, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	3.750%	October 6, 2018
Homewood Suites Woodlands(4)	9,244,028	—	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,216,139	—	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,323,184	—	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,915,327	—	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,608,294	—	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,782,241	—	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,150,750	—	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,890,574	—	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,987,326	—	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,627,120	—	6.000%	August 10, 2018
Term Loan(5)	70,000,000	—	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	272,719,983	69,975,000
Less unamortized debt issuance costs	(5,192,454)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$267,527,529	$69,043,502

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.
(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.
(3)	Monthly payments of interest only are due until the maturity date.
(4)	Monthly payments of interest and principal are due until maturity date.
(5)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in November 2017 until the maturity date.

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

In addition, we have one unsecured loan in the aggregate principal amount of $9,000,000, or the Related Party Note, and one unsecured loan in the aggregate principal amount of $4,500,000, or the Related Party Mezzanine Note, that we acquired as a result of the mergers. The proceeds from the Related Party Note and the Related Party Mezzanine Note were used to acquire properties in Katy, Texas and Houston, Texas, respectively. While neither the Related Party Note nor the Related Party Mezzanine Note are secured, we believe that the borrowers for the unsecured notes receivable from related parties are creditworthy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2017. Risk factors under the heading “Risks Related to the Mergers” that are not substantially reproduced below are hereby deleted.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of our common stock and, if you are able to sell your shares, it will likely be at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than their proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of directors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. On March 14, 2017, in connection with the mergers, we suspended our share repurchase program, with such suspension effective March 24, 2017. Our board of directors reinstated the share repurchase program on the closing date of the merger. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, shares of our common stock should be viewed only as a long-term investment, and investors must be prepared to hold their shares for an indefinite length of time.

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

On January 4, 2017, our board of directors amended the share repurchase program to provide that our board may amend, suspend or terminate the share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in the our annual or quarterly reports, all as publicly filed or furnished with the Securities and Exchange Commission, or (ii) in a separate mailing to our stockholders. On March 14, 2017, in connection with the mergers, we suspended our share repurchase program, with such suspension effective March 24, 2017. Our board of directors reinstated the share repurchase program on the closing date of the merger.

Our stockholders and Moody I stockholders were diluted by the mergers.

The merger diluted the ownership position of our current stockholders and resulted in Moody I stockholders having an ownership stake in us that is smaller than their prior stake in Moody I. In connection with the mergers, we issued approximately 3.65 million shares of our Class A common stock to the former holders of Moody I common stock, based on the elections of Moody I’s stockholders. Accordingly, our current stockholders and former Moody I stockholders hold approximately 57% and 43% of our common stock, respectively, following the merger. In addition, approximately 298,037 units of limited partnership interest in our operating partnership were issued in connection with the partnership merger. Consequently, our stockholders and Moody I stockholders, as a general matter, have less influence over the management and policies of us after the merger than each exercised over the management and policies of us and Moody I, as applicable, immediately prior to the mergers.

 We incurred debt in connection with the mergers, which may limit our financial and operating flexibility, and we may incur additional borrowings, which could increase the risks associated with our borrowings.

In connection with the mergers, we incurred additional debt. Our borrowings could have material adverse consequences for our business and may:

●	require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures, and other business activities;

●	increase our vulnerability to general adverse economic and industry conditions;

●	subject us to maintaining various debt, operating income, net worth, cash flow, and other financial covenants;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry;

●	restrict our operating policies and ability to make strategic acquisitions, dispositions, or exploiting business opportunities;

●	place us at a disadvantage compared to our competitors that have less borrowings;

●	limit our ability to borrow more funds (even when necessary to maintain adequate liquidity), dispose of assets, or make distributions to stockholders; or

●	increase our costs of capital.

If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.

 In connection with the mergers, we assumed the liabilities of Moody I.

We have assumed the liabilities of Moody I in connection with the mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

 Our future results will suffer if we do not effectively integrate and manage our expanded operations following the mergers.

We expanded our operations significantly in connection with the mergers and expect to continue to expand our operations through additional acquisitions and other transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage expansion opportunities, which may pose substantial challenges to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to any hospitality properties we may acquire and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our hospitality properties will be adversely affected.

We have, and will continue, to use the proceeds from our offering for investments in hospitality assets and for payment of operating expenses, various fees and other expenses, including the costs and expenses associated with the mergers. During the initial stages of our offering, which we are currently in, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our properties. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, that capital may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net proceeds from our initial public offering, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor for opportunities to acquire or sell hospitality properties. We may also buy or sell hospitality properties at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage hospitality properties in geographical areas in which we expect to own hospitality properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

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

The hospitality industry is generally characterized as being intensely competitive. Any hotel in which we invest will compete with existing and new hotels and other short-term rental competitors in their geographic markets, including with independent hotels, hotels which are part of local or regional chains and hotels in other well-known national chains, including hotels and other short-term rental competitors offering different types of accommodations and services. The principal competitive factors that will affect the hotel properties in which we will seek to invest include, but are not limited to, brand recognition, location, range of services and guest amenities and the quality and price of the rooms and services provided. Any one of the foregoing could impact our profitability and ability to pay distributions.

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

We intend to finance a portion of the purchase price of our investments by borrowing funds. We also incurred debt in connection with the mergers. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $8,374,522 in total distributions we paid during the period from our inception through September 30, 2017, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $8,374,522, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

As of September 30, 2017, we had accepted subscriptions for, and issued, 4,883,895 shares of our common stock, including 100,938 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $120,415,340.

As of September 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$11,220,651	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	5,062,143	Actual
Total expenses	$16,282,794

As of September 30, 2017, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $104,132,546, excluding $2,459,945 in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from our offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of September 30, 2017, we used approximately $88,759,403 of the net proceeds from our offering to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio, to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of September 30, 2017, we had paid $14,710,079 of acquisition expenses, including $12,955,592 related to the mergers.

In connection with the mergers, our board of directors suspended our share repurchase program, effective March 24, 2017. Our board of directors reinstated our share repurchase program on September 27, 2017, the closing date of the mergers. During the three months ended September 30, 2017, we did not redeem any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed June 13, 2017)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc.(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2017)

10.1	Promissory Note, dated August 15, 2017, by Moody National International-Fort Worth Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2017)

10.2	Promissory Note, dated September 6, 2017, by Moody National 1 Polito Lyndhurst Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2017)

10.3	Term Loan Agreement, dated as of September 27, 2017 by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.4	Guaranty dated as of September 27, 2017 and executed and delivered for Keybank National Association by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2017)

10.5	Environmental Indemnity given as of September 27, 2017 by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National Operating Partnership II, LP, Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2017)

10.6	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 14, 2017	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)