Form 10-K
period 2017-12-31
Moody National REIT II, Inc.
filed 2018-04-02
CIK 1615222

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its Class A shares, Class D shares, Class I shares and Class T shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $23.19 per share. The registrant was formed on July 25, 2014, and commenced its initial public offering on January 20, 2015. There were 4,750,286 shares of common stock held by non-affiliates at June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 19, 2018, there were 8,901,604 shares of the common stock of the registrant outstanding, consisting of 8,785,095 shares of Class A common stock, 0 shares of Class D common stock, 46,851 shares of Class I common stock, and 69,658 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, or this Annual Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	our ability to effectively integrate and manage our expanded operations following the consummation of our merger with Moody National REIT I, Inc.;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of REITs (as defined below);

●	the availability of capital; and

●	changes in interest rates.

i

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

ii

PART I

ITEM 1.	Business

Overview

Moody National REIT II, Inc., referred to herein as “we,” “us,” “our” or the “Company,” is a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through Moody National Operating Partnership II, LP, or our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor (as defined below). Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

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

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11, or our registration statement, effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP.

On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated our shares of common stock as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares and, together with the Class A Shares, the Class D Shares and the Class I Shares, the Shares, to be sold on a “best efforts” basis. On January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our offering; provided, however that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “contingent advisor payment.”

On March 19, 2018, our board of directors determined an estimated net asset value, or NAV, per share of all classes of our common stock of $23.19 as of December 31, 2017. Accordingly, we are currently offering the Shares (i) to the public in our primary offering at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017 and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of December 31, 2017, we had received and accepted investors’ subscriptions for and issued 5,037,374 shares of common stock in our offering, excluding shares issued in connection with our merger with Moody National REIT I, Inc., or Moody I, and including 133,680 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $123,729,965. On January 18, 2018, we filed with the SEC a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis in a follow-on public offering. This registration statement is not yet effective. We are currently taking advantage of an extension to our offering which allows us to continue selling the Shares in our offering until July 19, 2018. As of March 19, 2018, we had received and accepted investors’ subscriptions for and issued 5,245,611 shares of our common stock in our offering, including 143,654 shares pursuant to our DRP, resulting in gross offering proceeds of $128,312,862. As of March 19, 2018, $967,773,753 of stock remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We use the net proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2017, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas, which loan was subsequently retired in March 2018 and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, Moody National Advisor I, LLC, the advisor to Moody I, or Moody I advisor, and Moody Merger Sub, LLC, our wholly owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. On September 27, 2017, or the closing date, pursuant to the merger agreement, Moody I merged with and into merger sub, and merger sub subsequently merged with and into us. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement and amendment no. 1 thereto, Moody I OP merged with and into our operating partnership, which transaction we refer to as the “partnership merger,” with our operating partnership continuing as the surviving partnership following the partnership merger. Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” Pursuant to the terms of the merger agreement, former Moody I stockholders had the right to receive a total of approximately 3.63 million Class A shares of our common stock as stock consideration, which was equal to approximately 43% of our diluted common equity as of the closing date, and a total of approximately $44.7 million in cash consideration. In addition, upon consummation of the partnership merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership. As a result of the mergers, our portfolio was expanded from two hotel properties and one note receivable to 14 hotel properties and three notes receivable from related parties. We refer to the additional properties and notes acquired in the mergers as the Moody I portfolio.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National was terminated and Moody I paid Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. During the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under our advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property. In addition, in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP paid to OP Holdings $613,751, or the promote payment. We paid our advisor an acquisition fee of $670,000 in connection with the mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. Additionally, we paid our advisor a financing coordination fee of $1,720,000 based on the loans assumed from Moody I in connection with the merger, including debt held by us related to our Marriott Courtyard Lyndhurst and the Townplace Suites Fort Worth hotel properties.

Additionally, in connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities that provided for the payment of certain “stockholder servicing fees” in connection with the mergers. All stockholder servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders following the mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees was based on the number of shares of our common stock issued as consideration in the merger, and was approximately $7.0 million. No stockholder servicing fees were paid with respect to any cash paid by us as cash consideration in the merger.

2017 Highlights:

During the year ended December 31, 2017, we:

●	raised gross offering proceeds of $46,870,740 in our initial public offering;

●	continued paying a distribution at a daily rate of approximately $0.00479 per share (before any class-specific expenses), which is equivalent to a 6.989% annualized distribution rate based on a NAV per Class A Share of $25.04 as of December 31, 2016; and

●	completed the mergers.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

We expect that our portfolio will consist primarily of select-service hotel properties with premier brands, including, but not limited to, Marriott, Hilton and Hyatt, that are located in major metropolitan markets in the East Coast, West Coast and the Sunbelt regions of the United States. Select-service hotel properties target business-oriented travelers by providing clean rooms with basic amenities. In contrast to lower-cost budget motels, select-service hotels provide amenities such as an exercise room, business facilities and breakfast buffets. In contrast to full-service hotels, select-service hotels typically do not have a full-service restaurant, which is relatively costly to operate. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector. Our board of directors, or our board, may adjust our investment focus from time to time based upon market conditions and other factors our board deems relevant.

In identifying investments, we rely upon a market optimization investment strategy and acquisition model that analyzes economic fundamentals and demographic trends in major metropolitan markets. By utilizing a targeted, disciplined approach, we believe that we will be able to capitalize on market inefficiencies and identify undervalued investment opportunities with underlying intrinsic value that have the potential to create greater value at disposition. Our investment strategy seeks to identify technical pressures created by demographic, business and industry changes, which we believe lead to supply and demand imbalances within certain sectors of commercial real estate.

We believe that premier-brand, select-service hotel properties in major metropolitan markets have the potential to generate attractive returns relative to other types of hotel properties due to their ability to achieve revenue per available room, or RevPAR, levels at or close to those achieved by traditional, full-service hotels while achieving higher profit margins due to their more efficient operating model and more predicable net operating income. In addition, our market optimization investment strategy, accounting for growth potential and risks related to asset devaluation, takes into account supply-demand imbalances and targets markets that offer stable population growth, high barriers to entry and multiple demand generators.

Investment Portfolio

As of December 31, 2017, our portfolio consisted of the following:

Hotel Properties

As of December 31, 2017, our portfolio included fourteen hotel properties, described below.

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,355,672	91	9,208,948
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,073,719	127	7,178,639
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,805,648	113	7,291,839
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,327,908	123	10,870,546
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,244,614	133	12,555,885
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547,484	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,287,695	138	18,707,199
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,284,824	125	8,119,879
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207,322	208	42,714,881
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,834,848	96	10,946,152
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,241,742	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,959,747	119	4,604,351
Totals				$399,771,223	1,941	$193,773,319

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2017.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.
(5)	Property acquired as a result of the mergers.

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

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000, or the Related Party Note, to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor, or DST Sponsor. Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas, or the Subject Property. The balance of the Related Party Note was $6,750,000 and $0 as of December 31, 2017 and, 2016, respectively. We acquired the Related Party Note in connection with the mergers.

The entire unpaid principal balance of the Related Party Note and all accrued and unpaid interest thereon and all other amounts due under the Related Party Note were due and payable in full on the earlier of (1) August 21, 2016 or (2) ten days following the sale of 100% of the equity ownership interests that are to be syndicated in the Subject Property. Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. DST Sponsor was required to pay an origination fee in the amount of $90,000 and an exit fee in the amount of $90,000 upon the maturity date of the Related Party Note, including any earlier prepayment date or accelerated maturity date of the Related Party Note. The Related Party Note may be prepaid in whole or part by DST Sponsor without penalty at any time upon prior written notice.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018.

Related Party Mezzanine Note. On April 29, 2016, Moody I originated an unsecured loan in the aggregate principal amount of $4,500,000, or the Related Party Mezzanine Note, to Moody Realty. Proceeds from the Related Party Mezzanine Note were used by Moody Realty solely to acquire a multifamily real property located in Houston, Texas. We acquired the Related Party Mezzanine Note in connection with the mergers.

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full. Prior to the retirement of the Related Party Mezzanine Note, interest on the outstanding principal balance of such note accrued at a fixed per annum rate equal to 10%. Moody Realty also agreed to pay an origination fee in the amount of $45,000, and an exit fee of $45,000 upon maturity.

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

Consistent with the leverage policy adopted by our board, we expect that after we have invested substantially all of the proceeds of our initial public offering, our debt financing will be approximately 55% to 60% of the aggregate costs of our investments before non-cash reserves and depreciation, although our debt financing could be as high as 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our board may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our actual leverage may be higher or lower than our target leverage depending on a number of factors, including the availability of attractive investment and disposition opportunities, inflows and outflows of capital and increases and decreases in the value of our portfolio.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2017, our total outstanding indebtedness totaled $269,173,319. This amount did not exceed 300% of the value of our net assets.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. In order to elect to be taxed as a REIT for the year ended December 31, 2016, such election was made by filing our 2016 federal income tax return as a REIT. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (the date of our inception) to December 31, 2014, including not having 100 shareholders for a sufficient number of days in 2015. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ or guests’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business and results of operations or lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

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

GENERAL INVESTMENT RISKS

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for our stockholders to sell their shares of our common stock and, if stockholders are able to sell their shares, they are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for stockholders to sell their shares of common stock promptly or at all. Even if stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what a stockholder paid or less than a stockholder’s proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of directors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, a purchase of our common stock should be viewed only as a long-term investment, and stockholders must be prepared to hold their shares for an indefinite length of time.

Our offering is a “blind pool” offering, and stockholders do not have the opportunity to evaluate our investments other than those that we already own.

As of December 31, 2017, we held 14 hotel properties and 3 notes receivable from related parties (one of which was subsequently retired). Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody companies to predict our future results. Nor should stockholders assume that the prior performance of other investment programs sponsored by our sponsor or its affiliates (private or publicly offered, including, without limitation, Moody I) will be indicative of our future results.

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

Our dealer manager only has experience acting as a dealer manager for one public offering in addition to ours, that of Moody I. The success of the offering, and correspondingly our ability to implement our business strategy, depends upon the ability of our dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise sufficient proceeds through this offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, a stockholder could lose all or a part of his or her investment.

Because our charter does not require our listing or liquidation by a specified date, stockholders should only view our shares as a long-term investment and should be prepared to hold them for an indefinite period of time.

In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within three to six years after the completion of our primary offering; however, the timing of any such event will significantly depend upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, stockholders should only view our shares as a long-term investment and should be prepared to hold them for an indefinite period of time.

We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length, may be higher than fees payable to unaffiliated third parties and reduce cash available for investment.

A portion of the offering price from the sale of our shares in our offering is used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length and may be higher than fees payable to unaffiliated third parties. In addition, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program. Stockholders may not be able to sell any of their shares of our common stock back to us, and if they do sell they shares, they may not receive the price that they paid.

Our share repurchase program may provide stockholders with a limited opportunity to have their shares of common stock repurchased by us at a price equal to or at a discount from the purchase price of the shares of our common stock being repurchased. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, shares may not be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. Shares of our common stock are generally repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently limit the number of shares to be repurchased to no more than the lesser of (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be purchased with the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors; provided, however, that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above limitation shall not apply to repurchases requested upon the death of a stockholder.

In addition, our board of directors reserves the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interest. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to an amendment, termination or suspension of the share repurchase program, and may not be able to sell any shares of our common stock back to us pursuant to our share repurchase program. Moreover, if a stockholder does sell his or her shares of common stock back to us pursuant to the share repurchase program, such stockholder may not receive the same price that such stockholder paid for any shares of our common stock being repurchased.

On January 4, 2017, our board of directors amended the share repurchase program to provide that our board of directors may amend, suspend or terminate the share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in our annual or quarterly reports, all as publicly filed or furnished with the SEC, or (ii) in a separate mailing to our stockholders. We have suspended our share repurchase program twice, initially effective March 24, 2017, in connection with the mergers, and also on January 1, 2018, in connection with amending our registration statement to provide that our advisor will pay all selling compensation with respect to the Shares. Our board of directors reinstated the share repurchase program effective on the effective date of the mergers and the post-effective amendment, respectively.

Our board of directors has determined an estimated NAV per share of our common stock of $23.19 as of December 31, 2017. Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

On March 19, 2018, our board of directors determined an estimated NAV per share of each of our Class A shares, Class D shares, Class T shares and Class I shares of $23.19 as of December 31, 2017. The offering price of our shares of common stock in our offering is based on such determination. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.

Because the price our stockholders will pay for shares in our offering is based on the estimated NAV per share, stockholders may pay more than realizable value when they purchase shares or receive less than realizable value for their investment when selling their shares.

We may only calculate our estimated NAV per share annually and therefore, stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

We intend to determine an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year, or more frequently, in the sole discretion of our board of directors and intend to disclose that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. We may not calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the Contingent Advisor Payment, would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, may only be annually.

If we internalize our management functions, a stockholder’s interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholder’s interests and could reduce the earnings per share and funds from operations per share attributable to their investment.

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

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor. In addition, some of the employees of our advisor and its affiliates provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions has been and will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $11,355,587 in total distributions we paid during the period from our inception through December 31, 2017, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $11,355,587, or 100%, were paid from offering proceeds. We may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the year ended December 31, 2017, we had a net loss of $15,045,000 and for the year ended December 31, 2016, we had a net loss of $2,273,471. We incurred a net loss attributable to common stockholders of $14,784,929 for year ended December 31, 2017 and $2,257,911 for the year ended December 31, 2016. Our accumulated deficit was $28,501,476 as of December 31, 2017 and $4,154,395 as of December 31, 2016. We may incur net losses in the future, and may continue to have an accumulated deficit.

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

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably, and successfully integrate Moody I, could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause a stockholder to lose all or a portion of his or her investment in our shares.

Our success depends on the performance of our sponsor and affiliates of our sponsor.

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

Our securities, like other public, non-listed REITs, are sold through the independent broker-dealer channel (i.e. U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the states and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

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

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for public, non-listed REITs, and accordingly we may face increased difficulties in raising capital in this or any other offering. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.

Our stockholders and Moody I stockholders were diluted by the mergers.

The merger diluted the ownership position of our current stockholders and resulted in Moody I stockholders having an ownership stake in us that is smaller than their prior stake in Moody I. In connection with the mergers, we issued approximately 3.63 million shares of our Class A common stock to the former holders of Moody I common stock, based on the elections of Moody I’s stockholders. Accordingly, our current stockholders and former Moody I stockholders held approximately 57% and 43% of our common stock, respectively, following the merger. In addition, approximately 298,037 units of limited partnership interest in our operating partnership were issued in connection with the partnership merger. Consequently, our stockholders and Moody I stockholders, as a general matter, have less influence over the management and policies of us after the mergers than each exercised over the management and policies of us and Moody I, as applicable, immediately prior to the mergers.

We incurred debt in connection with the mergers, which may limit our financial and operating flexibility, and we may incur additional borrowings, which could increase the risks associated with our borrowings.

In connection with the mergers, we incurred additional debt (including the Term Loans, as defined and described below). Our new borrowings could have material adverse consequences for our business and may:

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

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. We may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. See “Management—Limited Liability and Indemnification of Directors, Officers and Others.”

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of the aggregate of our then outstanding shares of capital stock (which includes common stock and any preferred stock or convertible stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of the aggregate of our then outstanding shares of common stock unless exempted (prospectively or retroactively) by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease a stockholder’s ability to sell his or her shares of our common stock.

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

Our charter authorizes us to issue 1,100,000,000 shares of capital stock, par value $0.01 per share, of which 1,000,000,000 shares are classified as common stock of which 250,000,000 shares are classified as Class A shares, 250,000,000 shares are classified as Class D shares, 250,000,000 shares are classified as Class I shares, 250,000,000 shares are classified as Class T shares, par value $0.01 per share and 100,000,000 shares are classified as preferred stock. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever created and issued preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

In addition, Moody LPOP II, which holds special limited partnership interests in our operating partnership, is an affiliate of our advisor and, as the special limited partner in our operating partnership, may be entitled to: (1) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (2) a one-time payment in the form of cash or shares in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The special limited partnership interest holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% (or 8.0% in the case of former limited partners of Moody I OP) cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special limited partnership interests would reduce the overall return to stockholders to the extent such return exceeds 6.0% (or 8.0% in the case of former limited partners of Moody I OP).

We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2017, we had issued 35,000 shares of restricted stock to our independent directors pursuant to that plan.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we may not be able to continue our business.

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we have engaged, and intend to continue to engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after this initial public offering ends.

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

To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

RISKS RELATED TO CONFLICTS OF INTEREST

Potential investors not have the benefit of an independent due diligence review in connection with the offering.

Because our dealer manager is an affiliate of ours, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation increases the risk of an investment in us because it may not have uncovered facts that would be important to a potential investor.

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

The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Affiliates of our sponsor are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management team has successfully completed over 40 fully subscribed private placements in real estate programs of multiple property types with over 1000 investors across the United States and one public, non-listed REIT, Moody I, which terminated its primary offering on October 12, 2015 and which raised approximately $132 million. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our officers serve as officers of investment entities sponsored by our sponsor and its affiliates. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to other affiliates of our advisor than us.

In addition, as noted above, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such affiliate. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third-party.

Because other real estate programs sponsored by our sponsor and offered through our dealer manager may conduct offerings concurrently with this offering, our sponsor and dealer manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future programs that our sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with this offering. As a result, our sponsor and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

Our advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other affiliates of our sponsor, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees;

●	real estate acquisitions, which allow our advisor to earn acquisition fees upon purchases of assets and to increase asset management fees;

●	real estate asset sales, since the asset management fees payable to our advisor will decrease and since our advisor will be entitled to disposition fees upon sales;

●	the purchase of real estate assets from our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional asset management fees, hotel management fees and disposition fees; and

●	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Moody LPOP II, as the holder of special limited partnership interests, to have its interests in our operating partnership redeemed.

Further, our advisor may recommend that we invest in a particular asset, pay a higher purchase price for the asset or use higher leverage to acquire an asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees payable to our advisor and hotel management and leasing fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or hotel management services during the term of the related agreement. These fees may incentivize our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates of our sponsor could result in decisions that are not in the best interests of our stockholders.

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

The fees we pay to affiliates in connection with this offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our property manager, our sub-property managers (if any) and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.

We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other affiliates of our sponsor may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

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

Our hospitality properties may be concentrated in one or a few geographic locations, namely the East Coast, the West Coast and the Sunbelt regions of the United States. These investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments, and we may experience losses as a result. A worsening of economic conditions in a geographic area in which our investments may be concentrated could have an adverse effect on our business. In addition, the properties that we acquired in the mergers are located primarily in Texas, along with one property we already owned in Texas.

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

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on a stockholder’s investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs and real estate limited partnerships, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and a stockholder may experience a lower return on his or her investment.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect a stockholder’s returns.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure stockholders that funding will be available to us for repair or reconstruction of damaged hospitality property in the future.

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

Our property manager’s or sub-property manager’s failure to integrate their subcontractors into their operations in an efficient manner could reduce the return on a stockholder’s investment.

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In addition, to the extent that our venture partner is an affiliate of our advisor, certain conflicts of interest will exist.

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

We expect to continue to concentrate our investments in the hospitality sector. In addition, all of the real properties that we acquired in the mergers are hospitality properties. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the hospitality sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had diversified our investments more.

A possible lack of diversification within the hospitality sector increases the risk of investment.

There is no limit on the number of hotels of a particular hotel brand which we may acquire, or on the number of hotels we may acquire in a specific geographic region. We have invested and plan to continue to invest primarily in the select-service hotel properties with premier brands including, but not limited to, Marriott, Hilton, and Hyatt that are located in major metropolitan markets in the East Coast, West Coast and Sunbelt regions of the United States. If our hotel properties become geographically concentrated, or if we acquire a substantial number of hotel properties of a particular brand, an economic downturn in one or more of the markets in which we have invested or a negative event relating to a brand in which we have a concentration of hotels could have an adverse effect on our financial condition and our ability to make distributions to our stockholders.

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

While we do not and will not directly employ or manage the labor force at our hospitality properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our property manager or sub-property manager (if any) is responsible for hiring and maintaining the labor force at each of our hotel properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our hotel properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

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

We expect to invest the proceeds from this offering primarily in additional hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our property manager or a third-party property manager or sub-property manager will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believed the hotels were being operated in an inefficient or sub-optimal manner, we would not be able to require a change to the method of operation. Our only alternative for changing the operation of the hotels would be to replace the manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

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

Any hotel properties that we own or may acquire will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include: increases in supply of hotel rooms that exceed increases in demand; increases in energy costs and other travel expenses that reduce business and leisure travel; reduced business and leisure travel due to continued geo-political uncertainty, including terrorism; adverse effects of declines in general and local economic activity; and adverse effects of a downturn in the hotel industry.

Competition in the hospitality industry and with third parties in acquiring properties may reduce our profitability and the return on a stockholder’s investment.

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

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on a stockholder’s investment.

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

To the extent we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of a stockholder’s investment would be subject to fluctuations in interest rates.

To the extent we invest in fixed-rate, long-term mortgage loans and market interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates, which would lower the proceeds we would receive in the event we sell such assets. If market interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may have to originate new loans at the new, lower prevailing interest rate. To the extent we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, to the extent we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of a stockholder’s investment will be subject to fluctuations in market interest rates.

The CMBS and CDOs in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage-backed securities we may invest in are subject to all the risks of the underlying mortgage loans.

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

RISKS ASSOCIATED WITH DEBT FINANCING

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We generally finance a portion of the purchase price of our investments by borrowing funds. We also incurred debt in connection with the mergers. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. We may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our real estate assets as security for that debt to obtain funds to acquire additional real estate assets or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets, but no hedging strategy can protect us completely. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income test.

FEDERAL INCOME TAX RISKS

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We have elected to be taxed as a REIT for our taxable year ended December 31, 2016 and will operate in a manner designed to permit us to continue to qualify as a REIT for federal income tax purposes.

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

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

We urge you to consult with your own tax advisor with respect to the status of the Tax Cuts and Jobs Act and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

We may choose to pay dividends in a combination of cash and our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may choose to pay dividends in a combination of cash and our own common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

If the leases of our hotels to the TRS lessee are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by the TRS lessee pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers, including our affiliated property manager and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our TRS lessee must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

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

Stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to our distribution reinvestment plan, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless a stockholder is a tax-exempt entity, such stockholders may have to use funds from other sources to pay their tax liability on the value of the common stock received.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.

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

Even if we qualify as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRS will be subject to federal income tax and applicable state and local taxes on its net income. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs and certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% (for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

The use of a TRS will increase our overall tax liability.

Our domestic TRS will be subject to federal and state corporate income tax on its taxable income. Accordingly, although our ownership of a TRS lessee allows us to participate in the operating income from any hotel properties that may be acquired in addition to receiving rent, that operating income is fully subject to corporate income tax. Such taxes could be substantial.

Non-U.S. investors may be subject to U.S. federal income tax on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. stockholders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

A stockholder that is investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, should consider:

●	whether the investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

●	whether the investment is made in accordance with the documents and instruments governing the applicable plan, IRA, or other arrangement, including the investment policy;

●	whether the investment satisfies the prudence, diversification, and other applicable fiduciary requirements in Section 404(a) of ERISA;

●	whether the investment will impair the liquidity of the plan, IRA, or other arrangement;

●	whether the investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan;

●	the need to value the assets of the plan annually; and

●	whether the investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Such a stockholder should consider whether an investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, such stockholder should not hold our shares unless an administrative or statutory exemption applies to your purchase.

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

If we were at any time deemed to hold “plan assets” under ERISA or the Internal Revenue Code, stockholders subject to ERISA and the related excise tax provisions of the Internal Revenue Code may be subject to adverse financial and legal consequences.

Stockholders subject to ERISA or the Internal Revenue Code should consult their own advisors as to the effect of an investment in the shares. As discussed under “Certain ERISA Considerations,” our assets may be deemed to constitute “plan assets” of stockholders that are subject to the fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Internal Revenue Code (“Plans”). If we were deemed to hold “plan assets” of Plans, (i) ERISA’s fiduciary standards would apply to, and might materially affect, our operations if any such Plans are subject to ERISA and (ii) any transaction we enter into could be deemed a transaction with each Plan and transactions we might enter into in the ordinary course of business could constitute prohibited transactions under ERISA and/or Section 4975 of the Internal Revenue Code. Holding plan assets may negatively impact our results.

ITEM 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2.	Properties

As of December 31, 2017, we owned fourteen hotel properties located in six states with a total of 1,941 rooms. For more information on our hotel properties see Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 19, 2018, we had 8,901,604 shares of our common stock outstanding held by a total of approximately 5,043 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within four to six years from the termination of our initial offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

Determination of Estimated Net Asset Value per Share

On March 19, 2018, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class D Shares, Class I Shares and Class T Shares of $23.19 as of December 31, 2017. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2017. We provided the estimated NAV per share to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA, with respect to customer account statements. In determining the estimated NAV per share, our board of directors relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board of directors’s experience with, and knowledge of, our real property and other assets as of December 31, 2017. The objective of our board of directors in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the Audit Committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of the our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, and CBRE, Inc. Valuation & Advisory Services, (each, an Appraiser). To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2017. A summary of methodologies, assumptions and limitations follows the table (amounts in the table are unaudited).

Investment in hotel properties	$439,000,000
Cash, cash equivalents and restricted cash	22,864,488
Notes receivable	22,450,000
Other assets	5,427,012
$489,741,500

Notes payable	$269,173,319
Other liabilities	11,526,764
Special limited partnership interests	1,000
Noncontrolling interests in Operating Partnership	7,426,422
Total liabilities, special limited partnership interests and noncontrolling interest in Operating Partnership	$288,127,505
Estimated value	$201,613,995

Common stock outstanding	8,693,367
Estimated value per share	$23.19

As of December 31, 2017, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$50.50
Notes payable	(30.97)
Other assets, liabilities, and special limited partnership interests	4.51
Noncontrolling interests in Operating Partnership	(0.85)
Estimated value per share	$23.19

Investment in Hotel Properties

As of December 31, 2017, we owned 14 hotel properties. Each of the Appraisers appraised certain of the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, each of the Appraisers reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, each of the Appraisers (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, each of the Appraisers developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2018 forecasts and 2018 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, each of the Appraisers determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. Each of the Appraisers made deductions for capital expenditures based on discussions with our advisor, their review of the applicable property’s improvements and estimates of reserves for replacements going forward.

The discount rates and capitalization rates used to value our hotel properties were selected and applied on a property-by-property basis and were selected based on several factors, including but not limited to industry surveys, discussions with industry professionals, hotel type, franchise, location, age, current room rates and other factors that each Appraiser deemed appropriate. The following summarizes the overall discount rates and capitalization rates used by the Appraisers:

	Range
	Low	High	Weighted Average
Capitalization Rate	7.00%	9.00%	7.85%
Discount Rate	9.50%	11.50%	10.11%

While we believe that the discount rates and capitalization rates used by the Appraisers were reasonable, a change in those rates would significantly impact the appraised values of our hotel properties and thus, the estimated NAV per share. The table below illustrates the impact on the estimated NAV per share if the weighted average capitalization rate and weighted average discount rate listed above were increased or decreased by 2.5%, assuming all other factors remain unchanged:

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$23.77	$22.60
Discount Rate	$24.01	$22.38

The appraisals are each addressed to our advisor to assist it in calculating an estimated NAV per share of our Class A Shares, Class D Shares, Class I Shares and Class T Shares. None of the appraisals are addressed to the public, may not be relied upon by any person other than our advisor and our board (including any committee thereof) to establish an estimated NAV per share of our shares of common stock, and do not constitute a recommendation to any person to purchase or sell any such shares.

Notes Receivable

As of December 31, 2017, we held three notes receivable from related parties. The Valuation Report contained an estimate based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Payable

As of December 31, 2017, we had 14 notes payable, which were secured by certain of our assets. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board of directors to be equal to their carrying value as of December 31, 2017 due to their short maturities.

Limitations of the Estimated NAV per Share

The various factors considered by our board of directors in determining the estimated NAV per share were based on a number of assumptions and estimates that may not be accurate or complete. Different parties using different assumptions and/or different estimates could derive a different estimated NAV per share. We disclosed the estimated NAV per share to assist broker-dealers that participate, or participated, in our offering in meeting their customer account statement reporting obligations. The estimated NAV per share is not audited and does not represent the value of our assets or liabilities according to GAAP. Moreover, the estimated NAV per share determined by the board of directors is not a representation, assurance, warranty or guarantee that, among other things:

●	a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares;

●	a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon a liquidation of our assets and settlement of our liabilities, or upon our sale;

●	our shares would trade at the estimated NAV per share on a national securities exchange;

●	another independent third-party appraiser or third-party valuation firm would agree with the estimated NAV per share; or

●	the estimated NAV per share, or the methods used to determine the estimated NAV per share, will be acceptable to FINRA, the SEC, any state securities regulatory entity or in accordance with ERISA, as amended, or with any other regulatory requirements.

Similarly, the amount that a stockholder may receive upon repurchase of his or her shares, if he or she participates in our share repurchase program, may be greater than or less than the amount that such stockholder paid for the shares, regardless of any increase in the underlying value of any assets owned by us. Further, the value of the our common stock will fluctuate over time in response to developments related to individual assets in our portfolio, the management of those assets, and in response to the real estate and capital markets. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.

Sales of Unregistered Securities

On July 2, 2015, we raised $2,000,000 in gross offering proceeds and broke escrow in our initial public offering and, pursuant to our independent directors’ compensation plan, each of our two independent directors at that time, Douglas Y. Bech and Charles L. Horn, received an initial grant of 5,000 shares of our restricted common stock. In addition, pursuant to our independent directors’ compensation plan, Clifford McDaniel received an initial grant of 5,000 shares of our restricted common stock upon his election to our board of directors on February 23, 2016. In connection with their election to our board of directors following the completion of the mergers, each of Messrs. William H. Armstrong and John P. Thompson received initial grants of 5,000 shares of our restricted common stock on September 27, 2017. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. In addition, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our offering. We are currently offering up to $1,000,000,000 in shares of any class of our common stock to the public in our primary offering and up to $100,000,000 of shares of any class of our common stock pursuant to our DRP. Each class of the Shares are offered (i) to the public in the primary offering at a purchase price equal to such share class’s NAV per share as of December 31, 2017, or $23.19 per share and (ii) to our stockholders pursuant to the DRP at a purchase price equal to such share class’s NAV per share as of December 31, 2017, or $23.19 per share.

As of December 31, 2017, we had accepted subscriptions for, and issued, 5,037,374 shares of our common stock, excluding shares issued in connection with the merger and including 133,680 shares of our common stock pursuant to our DRP, resulting in gross offering proceeds of $123,729,965.

As of December 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below. Moody Securities our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522,151	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	5,714,555	Actual
Total expenses	$17,236,706

As of December 31, 2017, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $106,493,259, excluding $3,279,796 in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from our offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2017, we used approximately $86,078,809 of the net proceeds from our offering to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio, to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of December 31, 2017, we had paid $14,710,079 of acquisition expenses, including $12,955,592 related to the mergers.

In connection with the mergers, our board of directors suspended our share repurchase program, effective March 24, 2017. Our board of directors reinstated our share repurchase program on September 27, 2017, the closing date of the mergers. During the three months ended December 31, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	8,998.56	$24.56	(2)
November 2017	—	$—	(2)
December 2017	27,719.52	$24.41	(2)
	36,718.08

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 36,718.08 shares requested to be redeemed were redeemed during the quarter ended December 31, 2017 at an average price of $24.45 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRIP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

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

We will repurchase shares under our share repurchase program for the lesser of the price paid by the stockholder for the shares that are being repurchased or 95% of the then-current NAV per share. Repurchase requests made within two years of death or “qualifying disability” of a stockholder will be repurchased at a price equal to the then-current public offering price or, in the case of repurchases following the conclusion of our offering, at a price based upon our current NAV per share and other factors that our board of directors deems relevant. Our board of directors, in its sole discretion, shall make the determination of whether a stockholder has a qualifying disability after receiving written notice from the stockholder.

We are not obligated to repurchase shares of our common stock under the share repurchase program. Our board of directors may, in its sole discretion, accept or reject any share repurchase request made by any stockholder at any time. Repurchases during any calendar year will be limited to the lesser of (1) 5.0% of the weighted average of common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be repurchased with the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors; provided, however, that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above volume limitations shall not apply to repurchases requested upon the death of a stockholder. In addition, our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. If our board of directors decides to amend, suspend or terminate our share repurchase program, we will provide stockholders with no less than 10 days’ prior written notice, which notice may be provided by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all as publicly filed or furnished with the SEC, or (b) in a separate mailing to our stockholders.

Distribution Information

On July 2, 2015, our board of directors authorized and declared a cash distribution to our stockholders. We first paid distributions on September 15, 2015. Our board of directors authorized and declared a distribution to our stockholders for the year ended December 31, 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of our common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Third Quarter 2017	1,478,301	626,925	2,105,226
Fourth Quarter 2017	2,161,214	819,851	2,981,065
Total	$5,981,421	$2,446,992	$8,428,413

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2017, we had cash used in operating activities of $13,486,126, and a deficit of $10,296,472 in funds from operations. For the year ended December 31, 2016, we had cash provided by operating activities of $921,090, and a deficit of $562,326 in funds from operations. For the year ended December 31, 2017, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. For the year ended December 31, 2016, 33% of distributions were paid from cash provided by operating activities and 67% were paid from offering proceeds. The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	0%	6%
Capital Gain	0%	0%
Return of Capital	100%	94%
Total	100%	100%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2017, 2016, 2015 and 2014, and for the years ended December 31, 2017, 2016 and 2015 and for the period from July 25, 2014 (inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	As of December 31,
Selected Financial Data	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$446,476,370	$135,758,774	$29,479,123	$198,624
Total liabilities	$274,962,562	$70,929,336	$17,217,912	$—
Special limited partnership interests	$1,000	$1,000	$1,000	$1,000
Total equity	$171,512,808	$64,828,438	$12,260,211	$197,624

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014

STATEMENT OF OPERATIONS DATA:
Total revenue	$36,568,594	$14,858,872	$1,077,074	$—
Total expenses	$50,947,594	$17,136,343	$1,598,377	$2,376
Gain on acquisition of hotel property	$—	$—	$2,000,000	$—
Income tax expense (benefit)	$666,000	$(4,000)	$(6,000)	$—
Net income (loss)	$(15,045,000)	$(2,273,471)	$1,484,697	$(2,376)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$(13,486,126)	$921,090	$(18,993)	$(2,376)
Net cash used in investing activities	$(86,486,226)	$(88,665,861)	$(25,683,518)	$—
Net cash provided by financing activities	$88,608,562	$105,741,116	$27,084,854	$201,000

OTHER DATA:
Dividends declared	$9,562,152	$3,161,440	$217,365	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, our operating partnership, and to their respective subsidiaries. References to “Shares” and “our common stock” refer to shares of any class of our common stock.

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

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

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11, or our registration statement, effective and we commenced our initial public offering, or our offering, of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP.

On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated our shares of common stock as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares and, together with the Class A Shares, the Class D Shares and the Class I Shares, the Shares, to be sold on a “best efforts” basis. On January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our offering; provided, however that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through the contingent advisor payment.

On March 19, 2018, our board of directors determined a NAV per share of all classes of our common stock of $23.19 as of December 31, 2017. Accordingly, we are currently offering the Shares (i) to the public in our primary offering at a purchase price of $23.19 per share which is equal to the NAV per share for each class of our common stock as of December 31, 2017, as described in the prospectus for our offering and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share which is equal to the NAV per share for each class of our common stock as of December 31, 2017.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering.

As of December 31, 2017, we had received and accepted investors’ subscriptions for and issued 5,037,374 shares of common stock in our offering, excluding shares issued in connection with our merger with Moody National REIT I, Inc., or Moody I, and including 133,680 shares of common stock pursuant to our DRP, resulting in gross offering proceeds of $123,729,965. On January 18, 2018, we filed with the SEC a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis in a follow-on public offering. This registration statement is not yet effective. We are currently taking advantage of an extension to our offering which allows us to continue selling the Shares in our offering until July 19, 2018. As of March 19, 2018, we had received and accepted investors’ subscriptions for and issued 5,245,611 shares of our common stock in our offering, including 143,654 shares pursuant to our DRP, resulting in gross offering proceeds of $128,312,862. As of March 19, 2018, $967,773,753 of stock remained to be sold in our offering. We reserve the right to terminate our offering at any time.

We use the net proceeds from our offering to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2017, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas, which loan was subsequently retired in March 2018 and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On November 16, 2016, we, along with our operating partnership, our advisor, Moody I, Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, Moody National Advisor I, LLC, the advisor to Moody I, or Moody I advisor, and Moody Merger Sub, LLC, our wholly-owned subsidiary, or merger sub, entered into an agreement and plan of merger, or the merger agreement. On September 27, 2017, or the closing date, pursuant to the merger agreement, Moody I merged with and into merger sub, and merger sub subsequently merged with and into us. We refer to the foregoing transaction as the “merger.” In addition, pursuant to the merger agreement and amendment no. 1 thereto, Moody I OP merged with and into our operating partnership, which transaction we refer to as the “partnership merger,” with our operating partnership continuing as the surviving partnership following the partnership merger. Unless context suggests otherwise, we refer to the merger and the partnership merger together as the “mergers.” Pursuant to the terms of the merger agreement, former Moody I stockholders received a total of approximately 3.63 million Class A shares of our common stock as stock consideration, which was equal to approximately 43% of our diluted common equity as of the closing date, and a total of approximately $44.7 million in cash consideration. In addition, upon consummation of the partnership merger between Moody I OP and our operating partnership, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership. As a result of the mergers, our portfolio was expanded from two hotel properties and one note receivable from related party to 14 hotel properties and three notes receivable from related parties. We refer to the additional properties and notes acquired in the mergers as the Moody I portfolio.

Concurrently with the entry into the merger agreement, we, Moody I, Moody I OP, Moody I advisor, Moody National Realty Company, LP, or Moody National, and Moody OP Holdings I, LLC, or OP Holdings, the holder of all of the outstanding special partnership units in Moody I OP, entered into a termination agreement, or the termination agreement. Pursuant to the termination agreement, at the effective time of the mergers, the amended and restated advisory agreement, dated August 14, 2009, among Moody I, Moody I OP, Moody I advisor and Moody National was terminated and Moody I paid Moody I advisor a payment of $5,580,685, or the Moody I advisor payment. During the first year following the consummation of the mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under the advisory agreement will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property. In addition, in accordance with the terms of the limited partnership agreement of Moody I OP, Moody I OP paid to OP Holdings $613,751, or the promote payment. We paid our advisor an acquisition fee of $670,000 in connection with the mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. Additionally, we paid our advisor a financing coordination fee of $1,720,000 based on the loans assumed from Moody I in connection with the merger, including debt held by us related to our Marriott Courtyard Lyndhurst and the Townplace Suites Fort Worth hotel properties.

Additionally, in connection with the mergers, on February 2, 2017, we entered into a stockholder servicing coordination agreement, or the stockholder servicing coordination agreement, with Moody Securities that provided for the payment of certain “stockholder servicing fees” in connection with the mergers. All stockholder servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders following the mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of stockholder servicing fees was based on the number of shares of our common stock issued as consideration in the merger, and was approximately $7.0 million. No stockholder servicing fees were paid with respect to any cash paid by us as cash consideration in the merger.

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2016, we owned the Residence Inn Austin, a 112-room hotel property located in Austin, Texas and the Springhill Suites Seattle, a 234-room hotel property located in Seattle, Washington. On September 27, 2017, we acquired interests in twelve hotel properties and two notes receivable from related parties as a result of the mergers, which we refer to as the Moody I portfolio. As a result, as of December 31, 2017, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the principal amount of $4,500,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Houston, Texas, which loan was subsequently retired in March 2018 and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Because we owned only one investment for the entire year ended December 31, 2016, our results of operations for the year ended December 31, 2016 are not directly comparable to those for the year ended December 31, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and holding the Moody I portfolio for a full period.

Revenue

Total revenue increased to $36,568,594 for the year ended December 31, 2017 from $14,858,872 for the year ended December 31, 2016. Hotel revenue increased to $35,425,239 for the year ended December 31, 2017 from $14,711,407 for the year ended December 31, 2016 primarily due to the fact that we completed the mergers during the year ended December 31, 2017 and owned Springhill Suites Seattle for the entire year ended December 31, 2017. Interest income from notes receivable increased to $1,143,355 for the year ended December 31, 2017 from $147,465 for the year ended December 31, 2016 due to owning the mortgage note receivable for the entire year ended December 31, 2017 and to acquiring two notes receivable from related parties as a result of the merger. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets and owning the Moody I portfolio.

Hotel Operating Expenses

Hotel operating expenses increased to $21,404,197 for the year ended December 31, 2017 from $7,496,095 for the year ended December 31, 2016. Such increase was primarily due to the fact that we completed the mergers during the year ended December 31, 2017 and owned Springhill Suites Seattle for the entire year ended December 31, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $2,225,188 for the year ended December 31, 2017 from $793,763 for the year ended December 31, 2016. Such increase was primarily due to the fact that we completed the mergers during the year ended December 31, 2017 and owned Springhill Suites Seattle for the entire year ended December 31, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $4,748,528 for the year ended December 31, 2017 from $1,711,145 for the year ended December 31, 2016. Such increase was primarily due to the fact that we completed the mergers during the year ended December 31, 2017 and owned Springhill Suites Seattle for the entire year ended December 31, 2017.

Acquisition Expenses

Acquisition expenses increased to $11,829,874 for the year ended December 31, 2017 from $2,407,445 for the year ended December 31, 2016. Such increase was due primarily to costs associated with completing the mergers during the year ended December 31, 2017 compared to cost of the sole acquisition during the year ended December 31, 2016 of the Springhill Suites Seattle.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3,667,704 for the year ended December 31, 2017 from $1,590,687 for the year ended December 31, 2016 due primarily to the fact that we completed the mergers during the year ended December 31, 2017. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $7,072,103 for the year ended December 31, 2017 from $3,137,208 for the year ended December 31, 2016. Interest expense and amortization of debt issuance costs increased primarily due to the fact that we completed the mergers during the year ended December 31, 2017 and owned Springhill Suites Seattle for the entire year ended December 31, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense was $666,000 for the year ended December 31, 2017 compared to an income tax benefit of $4,000 for the year ended December 31, 2016. The increase in the income tax expense was primarily due to the reduction of future income tax rates which reduced the deferred tax asset related to net operating loss carryforwards.

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

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically used to fund tenant improvements, leasing commissions and major capital expenditures. We also escrow funds for hotel property improvements. Our lenders also may require working capital reserves. The Term Loan Agreement (described below) also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

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

Net Cash Provided by (Used in) Operating Activities

As of December 31, 2017, we owned interests in fourteen hotel properties and three notes receivable from related parties. As of December 31, 2016, we owned the Residence Inn Austin and the Springhill Suites Seattle hotel properties. Net cash provided by (used in) operating activities for the years ended December 31, 2017 and 2016 was $(13,486,126) and $921,090, respectively. The increase in cash used in operating activities was due to an increase in net operating loss primarily as a result of increased acquisition costs.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the years ended December 31, 2017 and 2016 was $86,486,226 and $88,665,861, respectively. Cash used in investing activities decreased for the year ended December 31, 2017 because the acquisition of Moody I for $43,830,642, net of cash acquired, and notes receivable of $37,754,276 from Moody I for the year ended December 31, 2017 used less cash than the acquisition of hotel property of $73,649,460 and origination of mortgage note receivable of $11,200,000 for the year ended December 31, 2016.

Net Cash Provided by Financing Activities

For the year ended December 31, 2017, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and proceeds of notes payable. Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $88,608,562 and $105,741,116, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2017, was primarily due to a decrease in proceeds from issuance of common stock to $46,563,817 for the year ended December 31, 2017 compared to $65,654,316 for the year ended December 31, 2016.

Cash and Cash Equivalents

As of December 31, 2017, we had cash on hand of $8,213,522.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender, entered into a term loan agreement, or, as amended, the Term Loan Agreement (we refer to KeyBank, in its capacity as lender, together with any other lender institutions that may become parties, as amended, thereto as the Lenders). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to our operating partnership in the original principal amount of $70.0 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the mergers, other costs and expenses related to the mergers and for other corporate purposes.

The Term Loan will mature on September 27, 2018, but can be extended for six months, to March 27, 2019, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the Maturity Date. In addition, the Term Loan provides for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow or (ii) $1,500,000. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

The performance of our obligations under the Term Loan Agreement is secured by, among other things, mortgages on our hotel properties in Lyndhurst, New Jersey, which we refer to as the Lyndhurst Property, and Fort Worth, Texas, which we refer to as the Fort Worth Property, and by pledges of certain portions of the ownership interests in certain subsidiaries of our operating partnership. Pursuant to a Guaranty Agreement in favor of KeyBank, we and certain of our subsidiaries, including the owners of the Lyndhurst hotel property and Fort Worth hotel property, will be fully and personally liable for the payment and performance of the obligations set forth in the Term Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Loan Agreement.

We will be limited in the acquisition of real property and other investments for the near future in that the Term Loan is due September 27, 2018 (unless extended, as described above). Also, provisions of the Term Loan Agreement require that we raise a minimum of $10 million per quarter in gross offering proceeds from our public offerings, beginning with the quarter ending June 30, 2018. We began making principal payments of $1.5 million per month in November 2017.

The Term Loan Agreement also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The balance of the term loan was $67,000,000 as of December 31, 2017.

Failure by us to comply with financial and other covenants contained in our mortgage loans or the Term Loan could result from, among other things, changes results of operations, the incurrence of additional debt or changes in general economic conditions.

If we violate financial and other covenants contained in any of the mortgage loans or Term Loan described above we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan or the Term Loan with the lenders thereunder; however, we can make no assurance that we would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to us. If a default under the mortgage loans or the Term Loan were to occur, we would possibly have to refinance debt through additional debt financing, private or public offering of debt securities, or additional equity financings. If we are unable to refinance debt on acceptable terms, including a maturity of the mortgage loans or the Term Loan, we may be forced to dispose of some of our hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increased interest expense would lower our cash flow, and, consequently, cash available for distribution to stockholders.

Cash traps associate with a mortgage loan may limit our overall liquidity as cash from the hotel securing such mortgage would not be available for us to use. If we are unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to us.

As of December 31, 2017, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

As of December 31, 2017, our outstanding indebtedness totaled $269,173,319, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2017 and 2016, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2017:

	Payments Due By Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations(1)	$269,173,319	$82,287,476	$6,571,898	$7,233,033	$173,080,912
Interest payments on outstanding debt obligations(2)	66,016,759	13,415,126	17,032,804	16,371,674	19,197,155
Total	$335,190,078	$95,702,602	$23,604,702	$23,604,707	$192,278,067

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2017.

We plan to extend the Term Loan for six months when it matures in September 2018. We intend to retire to Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties, with proceeds from our offering, and through our monthly principal reductions of $1.5 million. We intend to refinance or extend the loans secured by the MN TX II note and the Hampton Inn Houston upon their maturities in 2018. If we cannot successfully refinance these loans, it may be necessary to sell the underlying assets, or other assets, in order to refinance the loans. We may not be able to extend, refinance or repay the forgoing loans at all, or be able to extend or refinance such loans on a favorable basis.

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

As of December 31, 2017, total offering costs were $17,236,706, comprised of $12,333,647 of offering costs incurred directly by us and $4,903,059 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2017, we had $631,995 due to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, our total operating expenses were $3,468,733, which included $2,279,203 in operating expenses incurred directly by us and $1,189,530 incurred by our advisor on our behalf. Of that $3,468,733 in total operating expenses incurred during four fiscal quarters ended December 31, 2017, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,297,000 during four fiscal quarters ended December 31, 2017, which includes reimbursements for quarters prior to the four quarters ended December 31, 2017. As of December 31, 2017, we had $419,000 due from Advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2017.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2013 through 2016 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. We completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We anticipate adopting standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our consolidated statements of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018. As a result, restricted cash reserves will be included with cash and cash equivalents on our consolidated statements of cash flows. The adoption will not change the presentation of our consolidated balance sheets.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and do not anticipate that ASU No. 2017-05 will affect our consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on our consolidated financial statements.

Inflation

As of December 31, 2017, our investments consisted of interests in fourteen hotel properties and three notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The notes receivable from related parties bear interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of December 31, 2017, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors authorized and declared a distribution to our stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Third Quarter 2017	1,478,301	626,925	2,105,226
Fourth Quarter 2017	2,161,214	819,851	2,981,065
Total	$5,981,421	$2,446,992	$8,428,413

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

We paid $8,428,413 in aggregate distributions for the year ended December 31, 2017, which was comprised of $5,981,421 in cash distributions and $2,446,992 in shares issued pursuant to the DRP. We paid $2,777,563 in aggregate distributions for the year ended December 31, 2016, which was comprised of $1,990,961 in cash distributions and $786,602 in shares issued pursuant to the DRP. For the year ended December 31, 2017, we had cash used in operating activities of $13,486,126, and a deficit of $10,296,472 in funds from operations. For the year ended December 31, 2016, we had cash provided by operating activities of $921,090, and a deficit of $562,326 in funds from operations. For more information on how we calculate funds from operations, see “—Funds from Operations and Modified Funds from Operations,” below. For the year ended December 31, 2017, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. For the year ended December 31, 2016, 33% of distributions were paid from cash provided by operating activities and 67% were paid from offering proceeds. Of the $11,355,587 in total distributions we have paid during the period from our inception through December 31, 2017, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments, which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net income (loss).

	Year ended December 31,
	2017	2016
Net Income (Loss)	$(15,045,000)	$(2,273,471)
Adjustments:
Depreciation and amortization	4,748,528	1,711,145
Funds from Operations	(10,296,472)	(562,326)
Adjustments:
Acquisition expenses	11,829,874	2,407,445
Modified Funds from Operations	$1,533,402	$1,845,119

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates in connection with the mergers and for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 1, “Organization-Merger with Moody I,” and Note 7, “Related Party Arrangements,” to the consolidated financial statements included in this Quarterly Report for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On December 31, 2017, we declared a distribution in the aggregate amount of $1,284,972, of which $1,284,972 was paid in cash on January 15, 2018, $0 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $44,635 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On January 31, 2018, we declared a distribution in the aggregate amount of $1,294,076 of which $956,869 was paid in cash on February 15, 2018, $337,207 was paid pursuant to the DRP in the form of additional shares of our common stock, and $35,531 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders. On February 28, 2018, we declared a distribution in the aggregate amount of $1,180,845 of which $884,062 was paid in cash on March 15, 2018, $296,381 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $402 was deferred pending the return of letters of transmittal.

Retirement of Related Party Mezzanine Note

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full.

Amendment of Term Loan Agreement

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereoto agreed to change the commencement of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018.

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

As of December 31, 2017, our indebtedness, as described below, was comprised of notes secured by our hotel properties and our secured loan to MN TX II, LLC, a Texas limited liability company and a related party, or the MN TX II note. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2017 and 2016, our notes payable consisted of the following:

Mortgage Loan	Principal as of December 31, 2017	Principal as of December 31, 2016	Interest Rate at December 31, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,208,948	—	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,178,639	—	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,291,839	—	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,870,546	—	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,555,885	—	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,707,199	—	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,119,879	—	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,714,881	—	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,946,152	—	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,604,351	—	6.500%	April 28, 2018
Term Loan(5)	67,000,000	—	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	269,173,319	69,975,000
Less unamortized debt issuance costs	(4,837,521)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$264,335,798	$69,043,502

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.
(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.
(3)	Monthly payments of interest only are due until the maturity date.
(4)	Monthly payments of principal and interest are due and payable until the maturity date.
(5)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal and interest are due and payable beginning in November 2017 until the maturity date.

Hotel properties secure their respective loans. The MN TX II Note loan is secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

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

In addition, we have one unsecured loan in the aggregate principal amount of $9,000,000, or the Related Party Note, and one unsecured loan in the aggregate principal amount of $4,500,000, or the Related Party Mezzanine Note, that we acquired as a result of the mergers. The proceeds from the Related Party Note and the Related Party Mezzanine Note were used to acquire properties in Katy, Texas and Houston, Texas, respectively. While neither the Related Party Note nor the Related Party Mezzanine Note are secured, we believe that the borrowers for both loans are creditworthy. As noted above, the Related Party Mezzanine Note was retired in March 2018.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On March 28, 2018, the parties to the Term Loan Agreement entered into the Term Loan Letter Agreement, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Amendment of Term Loan Agreement,” and which descrption is incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and offices are as follows:

Name	Position
Brett C. Moody	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	Chief Financial Officer
William H. Armstrong III	Independent Director
Charles L. Horn	Independent Director
Clifford P. McDaniel	Independent Director
John P. Thompson	Independent Director

Brett C. Moody, age 54, serves as our Chairman of our board of directors, Chief Executive Officer and President. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

Our board of directors, excluding Mr. Moody, has determined that the leadership positions previously and currently held by Mr. Moody, and the extensive experience he has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Moody with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Robert W. Engel, age 63, serves as our Chief Financial Officer. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a B.B.A. with highest honors from the University of Texas in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

William H. Armstrong III, age 53, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received his B.A. in Economics from the University of Colorado Denver.

In approving Mr. Armstrong’s election to our board of directors pursuant to the merger agreement, our board of directors determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 57, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since December 2009, Mr. Horn has served as the Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn holds a B.A. degree in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas. Mr. Horn is a Certified Public Accountant in the State of Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 56, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. degree in Communications from the University of Texas in Austin, Texas in 1984.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 54, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received his B.B.A. in Finance from the University of Texas in Austin, Texas.

In approving Mr. Thompson’s election to our board of directors pursuant to the merger agreement, our board of directors determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2017.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	69,550	—	133,550
Clifford P. McDaniel(3)	54,000	69,550	—	123,550
John P. Thompson(3)	13,500	139,100		152,600
William H. Armstrong III(3)	13,500	139,100	—	152,600
Total	$145,000	$417,300	$—	$562,300

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	As described below under “—Independent Directors Compensation Plan,” each of Messrs. Horn and McDaniel received a grants of 2,500 shares of restricted stock on the date of our annual stockholder meeting and each of Messrs. Thompson and Armstrong received 5,000 shares of restricted stock on the date election to our board of directors in September 2017 upon becoming directors in connection with the completion of the mergers. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Independent director.

Cash Compensation

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our advisor and receives compensation for his or her services, including services performed on our behalf, from our advisor. Although we indirectly bear some of the costs of the compensation paid to our executive officers, either through fees or expense reimbursements we pay to our advisor, we do not currently, nor do we intend to, pay any compensation directly to our executive officers. Our executive officers, as employees of our advisor, are entitled to receive awards in the future under our long-term incentive plan as a result of their status as employees of our advisor, although we do not currently intend to grant any such awards.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, on the date following an independent director’s reelection to our board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is reelected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our executive officers, we will not pay any compensation to such person for services rendered as a director.

Long-Term Incentive Plan

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. Our long-term incentive plan offers these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We currently anticipate that we will issue awards only to our independent directors under our long-term incentive plan.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10.0% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

Our board of directors or a committee appointed by our board of directors administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. As described above, our independent directors receive shares of restricted stock under a sub-plan to our long-term incentive plan, thereby aligning their interests more closely with the interests of our stockholders. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,965,000 shares remained as of December 31, 2017. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,965,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,965,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 6, 2018, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	9,521	0.1%
William H. Armstrong	14,211	0.2%
Robert W. Engel	—	—
Charles L. Horn	13,075	0.1%
Clifford P. McDaniel	10,957	0.1%
John P. Thompson	5,079	0.1%
All Directors and Executive Officers as a group (6 persons)(3)	52,843	0.6%

(1)	The address of each of Messrs. Moody, Armstrong, Engel, Horn, McDaniel and Thompson is c/o Moody National REIT II, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.

(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(3)	Includes 9,521 shares owned by our sponsor, which is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the year ended December 31, 2017 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2017, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 96.5% of the limited partnership units of our operating partnership. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon: (1) the listing of our common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

Merger with Moody National REIT I, Inc.

As described above in Part I, Item 1, “Business—Business—Merger With Moody National REIT I, Inc.,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with Moody National REIT I, Inc.” on September 27, 2017, we completed the mergers, which included payment of certain fees and expenses to related parties as described in such item, and which description is incorporated herein by reference.

Townplace Suites Forth Worth Loan

On August 15, 2017, our operating partnership made a loan in the amount of $7,106,506 to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the mergers.

Marriott Courtyard Lyndhurst Loan

On September 6, 2017, our operating partnership made a loan in the amount of $30,647,770 to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the mergers.

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% of acquisition fees consist of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent advisor payment; provided, however, that the first $3,500,000 of aggregate contingent advisor payments that would otherwise be paid to our advisor for dealer manager fees, sales commissions or stockholder servicing fees, which we refer to as the “contingent advisor holdback,” will be retained by us until January 16, 2019, at which time any portion of the contingent advisor holdback owed to our advisor will be paid. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds through receipt of the contingent advisor payment. For the year ended December 31, 2017, we paid our advisor acquisition fees of $670,000 in connection with the mergers, which amount was equal to 1.5% of the cash consideration paid to the stockholders of Moody I. For the year ended December 31, 2016, we paid our advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the year ended December 31, 2017, we paid $1,720,000 in financing coordination fees to our advisor in connection with the acquisition of the Moody I portfolio based on the loans assumed from Moody I in connection with the mergers, including the debt held by us related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth. For the year ended December 31, 2016, we paid our advisor financing coordination fees of $562,500 in connection with the acquisition of the Springhill Suites Seattle.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2017 and 2016, we incurred asset management fees of $1,913,000 and $725,751, respectively.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2017 and 2016, we paid the property manager property management fees of $1,409,841 and $588,396, respectively, and accounting fees of $154,000 and $47,500, respectively.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2017, we had not paid any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2017, we had not paid any disposition fees to our advisor. However, pursuant to our advisory agreement, during the first year following the consummation of the mergers, if we sell a property previously owned by Moody I, then any disposition fee to which our advisor would be entitled will be reduced by an amount equal to the portion of the Moody I advisor payment attributable to such property.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	We will reimburse our advisor for organizational and offering expenses incurred on our behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and do not cause the cumulative selling commissions, dealer manager fees, trailing stockholder servicing fees and other organization and offering expenses borne by us to exceed 15% of gross offering proceeds from the sale of shares in our initial public offering as of the date of reimbursement. As of December 31, 2017, total offering costs were $17,236,706, comprised of $12,333,647 of offering costs incurred directly by us and $4,903,059 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2017, we had $631,995 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, our total operating expenses were $3,468,733, which included $2,279,203 in operating expenses incurred directly by us and $1,189,530 incurred by our advisor on our behalf. Of the $3,468,733 in total operating expenses incurred during the four fiscal quarters ended December 31, 2017, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,297,000 during four fiscal quarters ended December 31, 2017, which includes reimbursements for quarters prior to the four quarters ended December 31, 2017. As of December 31, 2017, we had $419,000 due from our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2017, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

During the year ended December 31, 2017, we paid Moody Securities the following fees in connection with our offering: (A) up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in the primary offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in the primary offering; (B) up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in the primary offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in the primary offering (our sponsor also agreed to pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the Primary Offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of our Class D Shares purchased in the primary offering, which were not subject to reimbursement by us); and (C) trailing stockholder servicing fees of (i) 1.0% per annum of the NAV per share of Class T Shares sold in the primary offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the primary offering. Shares sold pursuant to the DRP are not subject to selling commissions, dealer manager fees or stockholder servicing fees. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

As of December 31, 2017, we had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the Offering and $2,099,018 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. As noted above, beginning as of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our offering. Additionally, in connection with the mergers, we paid approximately $7.0 million in stockholder servicing fees to Moody Securities, all of which were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders.

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

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for our sponsor or its affiliates. We, our sponsor, our advisor and other affiliates share certain of the same executive officers and key employees. In the event that we, or any other investment vehicle formed or managed by these real estate professionals, or any other investment vehicle sponsored by our sponsor and its affiliates, are in the market and seeking investments similar to those we intend to make, these real estate professionals will review the investment objectives, portfolio and investment criteria of each such investment vehicle to determine the suitability of the investment opportunity.

In connection with determining whether an investment opportunity is suitable for one or more investment vehicles sponsored by our sponsor and its affiliates, these real estate professionals may take into account such factors as they, in their discretion, deem relevant, including, among others, the following:

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

Following the completion of suitability determinations, these real estate professionals shall have the authority, in their sole discretion, to direct the investment opportunity to the entity for which such investment opportunity would be the most suitable. The advisory agreement requires that this determination be made in a manner that is fair without favoring our sponsor or any other affiliate. Notwithstanding the foregoing, in the event that an investment opportunity becomes available that is equally suitable, under all of the factors considered by these real estate professionals, for both us and one or more other public or private entities sponsored by our sponsor and its affiliates, or managed by these real estate professionals, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity.

If a subsequent event or development causes any investment, in the opinion of these real estate professionals, to be more appropriate for another affiliated entity, they may offer the investment to such entity. In making an allocation determination, these real estate professionals have no obligation to make any investment opportunity available to us.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters the independent directors review and act upon are:

●	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement with our advisor and the dealer manager agreement with our dealer manager;

●	transactions with affiliates, including our directors and officers;

●	awards under our long-term incentive plan; and

●	pursuit of a potential liquidity event.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine whether the provisions of our advisory agreement are being carried out. The independent directors record their findings on the factors they deem relevant in the minutes of the meetings of our board of directors.

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

Acquisition, Leases and Sales Involving Affiliates

We will not purchase assets in which our sponsor, our advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated party from which we are purchasing the asset, or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event may we acquire or lease any such asset at an amount in excess of its current appraised value.

We will not sell or lease assets to our advisor, our sponsor, any of our directors or any of their respective affiliates without a determination by a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us.

Our charter provides that the consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of our board of directors or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our sponsor, our advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Mortgage Loans Involving Affiliates

We are prohibited from investing in or making mortgage loans unless an appraisal of the underlying property is obtained. In all cases in which the transaction is with our advisor, our sponsor, our directors or any of their respective affiliates, the appraisal must be obtained by an independent expert, and we must keep the appraisal for at least five years and make it available for inspection and duplication by any of our common stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. In addition, our charter prohibits us from investing in indebtedness secured by a mortgage that is subordinate to any lien or other indebtedness of our sponsor, our advisor, any of our directors or any of our affiliates.

Loans Involving Affiliates

We will not make any loans to our advisor, our sponsor, any of our directors or any of their respective affiliates except mortgage loans for which an appraisal of the underlying property is obtained from an independent appraiser or loans to wholly owned subsidiaries. In addition, we will not borrow from our advisor, our sponsor, any of our directors or any of their respective affiliates unless a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by our directors or officers, our sponsor, our advisor or any of their respective affiliates.

Other Transactions Involving Affiliates

We will not engage in any other transaction with our sponsor, our advisor, any of our directors or any of their respective affiliates unless a majority of our board of directors, including a majority of the independent directors, not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Director Independence

We have a five-member board. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The four remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange, or the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

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

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those transactions described above.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2017 and 2016 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2017 and 2016 are set forth in the table below.

	Year ended December 31, 2017	Year ended December 31, 2016
Audit fees	$306,561	$142,032
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$306,561	$142,032

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

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

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2016, among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody National Advisor II, LLC, Moody Merger Sub, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, LP and Moody National Advisor I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed November 17, 2016)

2.2	Amendment No. 1, dated as of August 9, 2017 to the Agreement and Plan of Merger, dated as of November 16, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Merger Sub, LLC, Moody National Advisor II, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., and Moody National Advisor I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 10, 2017)

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2016 (the “May 26, 2016 Form 8-K”))

10.2	Escrow Agreement, dated January 12, 2015, by and among Moody National REIT II, Inc., Moody Securities, LLC and UMB Bank, N.A. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3)

10.3	Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3)

10.4	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

10.5	Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.6	Agreement of Purchase and Sale, made as of May 11, 2015, by and between Mueller Hospitality, LP and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2)

10.7	Assignment and Assumption of Agreement of Purchase and Sale, dated as of October 15, 2015, by and between Moody National REIT II, Inc. Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2)

10.8	Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.9	Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.10	Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.11	Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.12	Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.13	Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.14	Assignment and Assumption of Agreement of Purchase and Sale, dated January 28, 2016, by and between Moody National Companies, L.P. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to Moody National REIT II, Inc.’s Registration Statement on Form S-11 (File No. 333-198305) filed on April 21, 2016 (“Post-Effective Amendment No. 3”))

10.15	Agreement of Purchase and Sale, dated as of October 26, 2015, by and among Moody National SHS Seattle MT, LLC, certain Fee Owners, and Moody National Companies, LP (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3)

10.16	Assignment and Assumption of Agreement of Purchase and Sale, dated May 24, 2016, by and between Moody National REIT II, Inc., Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.2 to the May 26, 2016 Form 8-K)

10.17	Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the May 26, 2016 Form 8-K)

10.18	Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the May 26, 2016 Form 8-K)

10.19	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the May 26, 2016 Form 8-K))

10.20	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the May 26, 2016 Form 8-K)

10.21	Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the May 26, 2016 Form 8-K)

10.22	Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the May 26, 2016 Form 8-K)

10.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd. For the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the May 26, 2016 Form 8-K)

10.24	Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the May 26, 2016 Form 8-K)

10.25	Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the May 26, 2016 Form 8-K)

10.26	Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to Moody National REIT II, Inc.’s Current Report on Form 8-K, filed on September 26, 2016 (the “September 26, 2016 Form 8-K”))

10.27	Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the September 26, 2016 Form 8-K)

10.28	Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the September 26, 2016 Form 8-K)

10.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd., for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the September 26, 2016 Form 8-K)

10.30	Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the September 26, 2016 Form 8-K)

10.31	First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the September 26, 2016 Form 8-K)

10.32	Amended and Restated Advisory Agreement, dated as of November 16, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 17, 2016)

10.33	Termination Agreement, dated as of November 16, 2016, by and among Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., Moody National Advisor I, LLC, Moody National Realty Company, L.P., Moody OP Holdings I, LLC and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 17, 2016)

10.34	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.35	Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2017)

10.36	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.37	Promissory Note, dated August 15, 2017, by Moody National International-Fort Worth Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2017)

10.38	Promissory Note, dated September 6, 2017, by Moody National 1 Polito Lyndhurst Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2017)

10.39	Term Loan Agreement, dated as of September 27, 2017 by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.40	Guaranty dated as of September 27, 2017 and executed and delivered for KeyBank National Association by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2017)

10.41	Environmental Indemnity given as of September 27, 2017 by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National Operating Partnership II, LP, Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2017)

10.42	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.43	Letter Agreement, dated as of December 27, 2017, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 2, 2018)

10.44	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC dated as of January 16, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.45	Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Securities, LLC and Moody National Advisor II, LLC dated as of March 19, 2018

10.46*	Letter Agreement, dated as of March 28, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc., MN REIT II TRS, Inc., Keybank National Association and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2018)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 333-198305), filed on October 31, 2017)

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.

Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: April 2, 2018	By:	/s/ Brett C. Moody
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

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 2, 2018
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 2, 2018
Robert W. Engel

/s/ Charles L. Horn	Director	April 2, 2018
Charles L. Horn

/s/ Clifford P. McDaniel	Director	April 2, 2018
Clifford P. McDaniel

/s/ John P. Thompson	Director	April 2, 2018
John P. Thompson

/s/ William H. Armstrong III	Director	April 2, 2018
William H. Armstrong III

Moody National REIT II, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

April 2, 2018

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Investment in hotel properties, net	$396,634,870	$99,989,740
Cash and cash equivalents	8,213,522	19,577,312
Restricted cash	13,520,966	1,870,304
Accounts receivable, net of allowance of $33,000 and $3,000 as of December 31, 2017 and 2016, respectively	1,382,971	278,796
Mortgage note receivable from related party	11,200,000	11,200,000
Notes receivable from related parties	11,250,000	—
Prepaid expenses and other assets	3,027,404	209,535
Earnest money	—	2,000,000
Deferred franchise costs, net of accumulated amortization of $50,430 and $15,656 as of December 31, 2017 and 2016, respectively	1,016,637	234,344
Due from related parties	230,000	398,743
Total Assets	$446,476,370	$135,758,774

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $4,837,521 and $931,498 as of December 31, 2017 and 2016, respectively	$264,335,798	$69,043,502
Accounts payable and accrued expenses	8,425,141	1,431,535
Due to related parties	569,274	—
Dividends payable	1,585,370	451,631
Operating partnership distributions payable	46,979	2,668

Total Liabilities	274,962,562	70,929,336

Special Limited Partnership Interests	1,000	1,000

Commitments and Contingencies – Note 10

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 8,693,367 and 3,173,348 shares issued and outstanding as of December 31, 2017 and 2016, respectively	86,934	31,733
Additional paid-in capital	193,865,200	68,571,270
Accumulated deficit	(28,501,476)	(4,154,395)
Total stockholders’ equity	165,450,658	64,448,608
Noncontrolling interests in Operating Partnership	6,062,150	379,830
Total Equity	171,512,808	64,828,438
Total Liabilities and Equity	$446,476,370	$135,758,774

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016

Revenue
Room revenue	$33,101,687	$13,853,608
Other hotel revenue	2,323,552	857,799
Total hotel revenue	35,425,239	14,711,407
Interest income from notes receivable	1,143,355	147,465
Total revenue	36,568,594	14,858,872

Expenses
Hotel operating expenses	21,404,197	7,496,095
Property taxes, insurance and other	2,225,188	793,763
Depreciation and amortization	4,748,528	1,711,145
Acquisition expenses	11,829,874	2,407,445
Corporate general and administrative	3,667,704	1,590,687
Total expenses	43,875,491	13,999,135

Operating income (loss)	(7,306,897)	859,737

Interest expense and amortization of debt issuance costs	7,072,103	3,137,208

Loss before income taxes	(14,379,000)	(2,277,471)

Income tax expense (benefit)	666,000	(4,000)

Net loss	(15,045,000)	(2,273,471)

Net loss attributable to noncontrolling interests in Operating Partnership	260,071	15,560

Net loss attributable to common stockholders	$(14,784,929)	$(2,257,911)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(2.70)	$(1.26)
Dividends declared	$1.75	$1.75
Weighted average common shares outstanding	5,479,557	1,798,364

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Number of Units	Value	Total Equity
Balance at December 31, 2015	—	$—	520,969	$5,210	$10,990,045	$1,264,956	—	$—	$12,260,211
Issuance of common stock, net of offering costs	—	—	2,626,152	26,261	56,897,131	—	—	—	56,923,392
Redemption of common stock			(16,893)	(169)	(422,663)				(422,832)
Issuance of operating partnership units, net of offering costs	—	—	—	—	—	—	18,000	414,497	414,497
Issuance of common stock pursuant to dividend reinvestment plan	—	—	33,120	331	786,271	—	—	—	786,602
Stock-based compensation	—	—	10,000	100	320,486	—	—	—	320,586
Net loss	—	—	—	—	—	(2,257,911)	—	(15,560)	(2,273,471)
Dividends and distributions declared	—	—	—	—	—	(3,161,440)	—	(19,107)	(3,180,547)
Balance at December 31, 2016	—	—	3,173,348	31,733	68,571,270	(4,154,395)	18,000	379,830	64,828,438

Issuance of common stock, net of offering costs	—	—	1,817,854	18,179	39,925,425	—	—	—	39,943,604
Redemption of common stock			(36,718)	(367)	(897,284)				(897,651)
Issuance of common stock in connection with Merger	—	—	3,625,269	36,253	83,592,238				83,628,491
Issuance of operating partnership units, net of offering costs	—	—	—	—	—	—	298,037	6,111,070	6,111,070
Issuance of common stock pursuant to dividend reinvestment plan	—	—	98,614	986	2,446,006	—	—	—	2,446,992
Stock-based compensation	—	—	15,000	150	227,545	—	—	—	227,695
Net loss	—	—	—	—	—	(14,784,929)	—	(260,071)	(15,045,000)
Dividends and distributions declared	—	—	—	—	—	(9,562,152)	—	(168,679)	(9,730,831)
Balance at December 31, 2017	—	$—	8,693,367	$86,934	$193,865,200	$(28,501,476)	316,037	$6,062,150	$171,512,808

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(15,045,000)	$(2,273,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,748,528	1,711,145
Amortization of debt issuance costs	794,018	876,352
Deferred income tax expense (benefit)	610,000	(4,000)
Stock-based compensation	227,695	320,586
Changes in operating assets and liabilities:
Restricted cash	(2,877,365)	(86,588)
Accounts receivable	181,510	(232,037)
Prepaid expenses and other assets	175,742	(156,682)
Accounts payable and accrued expenses	(2,786,797)	879,250
Due to related parties	40,370	(42,500)
Due from related parties	445,173	(70,965)
Net cash provided by (used in) operating activities	(13,486,126)	921,090

Cash flows from investing activities
Increase in restricted cash	(3,713,647)	(1,495,632)
Origination of mortgage note receivable	—	(11,200,000)
Due to related parties	2,000,000	—
Earnest money paid	—	(2,000,000)
Origination of notes receivable from Moody I	(37,754,276)	—
Payment of deferred franchise costs	—	(100,000)
Improvements and additions to hotel properties	(3,187,661)	(220,769)
Acquisition of Moody I, net of cash acquired	(43,830,642)	—
Acquisition of hotel property	—	(73,649,460)
Net cash used in investing activities	(86,486,226)	(88,665,861)

Cash flows from financing activities
Proceeds from issuance of common stock	46,563,817	65,654,316
Redemptions of common stock	(897,851)	(422,832)
Offering costs paid	(12,663,486)	(9,358,377)
Offering costs paid for issuance of operating partnership units	—	(36,043)
Dividends paid	(5,981,421)	(1,990,961)
Operating partnership distributions paid	(165,792)	(16,439)
Proceeds from notes payable	70,000,000	109,650,000
Repayment of notes payable	(3,546,664)	(56,250,000)
Payment of debt issuance costs	(4,700,041)	(1,488,548)
Net cash provided by financing activities	88,608,562	105,741,116

Net change in cash and cash equivalents	(11,363,790)	17,996,345
Cash and cash equivalents at beginning of year	19,577,312	1,580,967
Cash and cash equivalents at end of year	$8,213,522	$19,577,312

Supplemental Disclosure of Cash Flow Activity
Interest paid	$6,021,930	$2,091,131
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$959,773	$(627,453)
Issuance of common stock from dividend reinvestment plan	$2,446,992	$786,602
Issuance of common stock in connection with Merger	$90,631,737	$—
Issuance of operating partnership units in connection with Merger	$6,111,070	$450,540
Assumption of notes payable in connection with Merger	$132,744,983	$—
Repayment of notes receivable from Moody I in connection with Merger	$37,754,276	$—
Dividends payable	$1,585,370	$451,631
Operating partnership distribution payable	$46,979	$2,668

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

As of December 31, 2017, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, (3) a loan in the principal amount of $4,500,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Houston, Texas and (4) a mortgage note receivable with a current principal amount of $11,200,000 from a related party. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

On January 20, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering (the “Offering”), of up to $1,100,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public (the “Primary Offering”), and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”).

On June 26, 2017, the SEC declared effective the Company’s post-effective amendment to its registration statement for the Offering, which reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”) to be sold on a “best efforts” basis. On January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Offering; provided, however that the Advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 7, “Related Party Arrangements.”

On March 19, 2018, the Company’s board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company’s common stock of $23.19 per share as of December 31, 2017. Accordingly, the Company is currently offering the Shares (i) to the public in the Primary Offering at a purchase price of $23.19 per share, which is equal to the estimated NAV per share for each class as of December 31, 2017, and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the estimated NAV per share for each class as of December 31, 2017.

As of December 31, 2017, the Company had received and accepted investors’ subscriptions for and issued 5,037,374 shares in the Offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 133,680 shares pursuant to the DRP, resulting in gross offering proceeds of $123,729,965. On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis. This registration statement is not yet effective. The Company is currently taking advantage of an extension to the Offering which allows it to continue selling the Shares in the Offering until July 19, 2018.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Merger with Moody National REIT I, Inc.

On November 16, 2016, the Company along with the OP, the Advisor, Moody National REIT I, Inc. (“Moody I”), a Maryland corporation and a related party of the Company, Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), Moody National Advisor I, LLC (“Moody I Advisor”), and Moody Merger Sub, LLC, the Company’s wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). On September 27, 2017 (the “Closing Date”), pursuant to the Merger Agreement, Moody I merged with and into Merger Sub, and merger sub subsequently merged with and into the Company (the foregoing transaction, the “Merger”). In addition, pursuant to the Merger Agreement and Amendment No. 1 thereto, Moody I OP merged with and into the OP (the “Partnership Merger”), with the OP continuing as the surviving partnership following the Partnership Merger. Unless context suggests otherwise, the Merger and the Partnership Merger together shall be the “Mergers.” Pursuant to the terms of the Merger Agreement, former Moody I stockholders received a total of approximately 3.63 million Class A Shares as stock consideration, which was equal to approximately 43% of the Company’s diluted common equity as of the Closing Date, and a total of approximately $44.7 million in cash consideration. In addition, upon consummation of the Partnership Merger between Moody I OP and the OP, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in the OP. As a result of the Mergers, the Company’s portfolio was expanded from two hotel properties and one note receivable from related party to 14 hotel properties and three notes receivable from related parties.

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

Also in connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities, LLC (“Moody Securities”), the dealer manager of the Offering and an affiliate of Advisor, which agreement provided for the payment of certain “Stockholder Servicing Fees” in connection with the Mergers. All Stockholder Servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to forever Moody I stockholders following the Mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees was based on the number of shares of the Company’s common stock issued as consideration in the Merger, and was approximately $7.0 million.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of December 31, 2017 or 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of December 31, 2017, total offering costs for the Offering were $17,236,706, comprised of $12,333,647 of offering costs incurred directly by the Company and $4,903,059 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2017, the Company had $631,995 due to the Advisor for reimbursable offering costs.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The Company accounts for income taxes of its TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period prior to when the new rates become effective. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2017.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2013 through 2016 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

The Company elected not to use the fair value option in recording its financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses. With the exception of the Company’s fixed-rate notes receivable from related parties and notes payable, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature. For the fair value of the Company’s note receivable from related parties and notes payable, see Note 4, “Notes Receivable from Related Parties” and Note 5, “Debt.” Additionally, for the fair value information related to purchase accounting for the Mergers, see Note 3, “Investment in Hotel Properties.”

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Concentration of Risk

As of December 31, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2017 and 2016.

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

Revenue Recognition

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Revenue is recorded net of any sales and other taxes collected from customers. Interest income is recognized when earned. Amounts received prior to guest arrival are recorded as advances from the customer and are recognized at the time of occupancy. Refer to “Recent Accounting Pronouncements” below for further discussion of revenue recognition.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the years ended December 31, 2017 or 2016.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $50,430 and $15,656 as of December 31, 2017 and 2016, respectively. Expected future amortization of deferred franchise costs as of December 31, 2017 is as follows:

Years Ending December 31,
2018	$83,088
2019	83,088
2020	83,088
2021	83,088
2022	82,200
Thereafter	602,085
Total	$1,016,637

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $1,029,922 and $325,904 as of December 31, 2017 and 2016, respectively. Expected future amortization of debt issuance costs as of December 31, 2017 is as follows:

Years Ending December 31,
2018	$1,822,818
2019	510,654
2020	512,074
2021	510,654
2022	510,654
Thereafter	970,667
Total	$4,837,521

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 11,250 and 5,000 shares as of December 31, 2017 and 2016, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net income (loss) attributable to common stockholders and comprehensive income (loss).

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations. The Company completed its evaluation of the effect that ASU No. 2014-09 will have on the Company’s consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term day-to-day nature of the Company’s hotel revenues, the Company determined that the pattern of revenue recognition will not change significantly. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and will not affect net income. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company finalized its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). The Company also expects that the effect of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures, the Company believes the impact will be minimal to the Company’s consolidated statements of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves will be included with cash and cash equivalents on the Company’s consolidated statements of cash flows. The adoption will not change the presentation of the Company’s consolidated balance sheets.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and does not anticipate that ASU No. 2017-05 will affect the Company’s consolidated statements of operations and comprehensive income.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2017:

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500,000	112	$16,575,000
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100,000	234	45,000,000
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,355,672	91	9,208,948
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,073,719	127	7,178,639
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,805,648	113	7,291,839
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,327,908	123	10,870,546
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,244,614	133	12,555,885
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547,484	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,287,695	138	18,707,199
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,284,824	125	8,119,879
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207,322	208	42,714,881
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,834,848	96	10,946,152
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,241,742	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,959,747	119	4,604,351
Totals				$399,771,223	1,941	$193,773,319

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2017.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.
(5)	Property acquired as a result of the Mergers.

Investment in hotel properties consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Land	$70,455,689	$18,350,000
Buildings and improvements	297,553,603	80,810,000
Furniture, fixtures and equipment	35,170,361	2,660,769
Total cost	403,179,653	101,820,769
Accumulated depreciation	(6,544,783)	(1,831,029)
Investment in hotel properties, net	$396,634,870	$99,989,740

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Acquisition of Springhill Suites Seattle

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

As of the date of the Mergers, there were 13,257,126 shares of Moody I common stock issued and outstanding, resulting in aggregate merger consideration of $135,885,546, consisting of the following:

Value of Company’s Class A Shares issued to Moody I stockholders	$90,631,737
Cash consideration paid	45,253,809
Aggregate merger consideration	$135,885,546

67% of Moody I stockholders elected to receive stock consideration in the Merger resulting in the Company’s then current stockholders owning 57% and former Moody I stockholders owning 43% of the common stock of the Company outstanding after the consummation of the Merger, as follows:

Company shares outstanding at date of merger	4,903,836
Company Class A common shares issued to Moody I stockholders on date of merger	3,625,270
Total Company shares outstanding after Merger	8,529,106

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

The aggregate purchase price consideration as shown above was allocated to assets and liabilities of Moody I was as follows:

Assets
Investment in hotel properties	$298,171,223
Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, deferred income tax asset, deferred franchise costs, and due from related parties	13,339,593
Notes receivable from related parties	11,250,000

Liabilities and Equity
Notes payable	(132,744,983)
Notes receivable from Moody I	(37,754,276)
Accounts payable and accrued expenses, due to related parties, and operating partnership distributions payable	(10,264,941)
Noncontrolling interests in OP	(6,111,070)
Aggregate merger consideration	$135,885,546

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

December 31, 2017 and 2016

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, deferred franchise costs, and due from related parties – The fair value was estimated to be their cost basis due to their short-term nature.

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

Notes payable – The fair value was determined using discounted cash flow analyses at market interest rates, which are Level 2 inputs in the fair value hierarchy.

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

The following unaudited pro forma consolidated financial information for the years ended December 31, 2017 and 2016 is presented as if the Company acquired the Springhill Suites Seattle and the Moody I Portfolio on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Springhill Suites Seattle and the Moody I Portfolio on January 1, 2016, nor does it purport to represent the Company’s future operations:

	Years ended December 31,
	2017	2016
Revenue	$85,029,818	$86,343,603
Net loss	(8,688,957)	(20,838,526)
Net loss attributable to common stockholders	(8,380,815)	(20,757,740)
Net loss per common share - basic and diluted	$(0.98)	$(2.43)

4.	Notes Receivable from Related Parties

As of December 31, 2017 and 2016, the amount of the mortgage note receivable from related party was $11,200,000. As of December 31, 2017 and 2016, the amounts of notes receivable from related parties were $11,250,000 and $0, respectively.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The entire unpaid principal balance of the MN TX II Note and all accrued and unpaid interest thereon are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II Note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the mortgage note receivable from related party for the years ended December 31, 2017 and 2016 was $624,555 and $147,465, respectively, and interest receivable on the mortgage note receivable from related parties as of December 31, 2017 and 2016 was $0 and $147,465, respectively, and is included in Due from Related Parties in the consolidated balance sheets.

The estimated fair value of the MN TX II Note as of December 31, 2017 and 2016 was $11,200,000. The fair value of the MN TX II Note was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 and $0 as of December 31, 2017 and 2016, respectively. The Company acquired the Related Party Note in connection with the Mergers.

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full. Prior to the retirement of the Related Party Mezzanine Note, interest on the outstanding principal balance of such note accrued at a fixed per annum rate equal to 10%. Moody Realty also agreed to pay an origination fee in the amount of $45,000, and an exit fee of $45,000 upon maturity.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018.

Related Party Mezzanine Note. On April 29, 2016, Moody I originated an unsecured loan in the aggregate principal amount of $4,500,000 (the “Related Party Mezzanine Note”) to Moody Realty, an affiliate of Sponsor. Proceeds from the Related Party Mezzanine Note were used by Moody Realty solely to acquire a multifamily real property located in Houston, Texas. The Company acquired the Related Party Mezzanine Note in connection with the Mergers.

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full. Prior to the retirement of the Related Party Mezzanine Note, interest on the outstanding principal balance of such note accrued at a fixed per annum rate equal to 10%. Moody Realty also agreed to pay an origination fee in the amount of $45,000, and an exit fee of $45,000 upon maturity.

Interest income from notes receivable from related parties was $348,800 and $0 for the years ended December 31, 2017 and 2016, respectively. Interest receivable on notes receivable from related parties was $0 as of December 31, 2017.

The aggregate estimated fair values of the notes receivable from related parties as of December 31, 2017 was $11,250,000. The fair value of the notes receivable from related parties was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Lyndhurst Loan. On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I OP , and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by the Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured upon the consummation of the Mergers. Interest income from the Lyndhurst Loan was $115,000 and $0 for the years ended December 31, 2017 and 2016, respectively. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Fort Worth Loan. On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I OP, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a Townplace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured upon the consummation of the Mergers. Interest income from the Fort Worth Loan was $55,000 and $0 for the years ended December 31, 2017 and 2016, respectively. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due. See Note 7, “Related Party Arrangements.”

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2017, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2017 and 2016, the Company’s notes payable consisted of the following:

Loan	Principal as of December 31, 2017	Principal as of December 31, 2016	Interest Rate at December 31, 2017	Maturity Date
Residence Inn Austin(1)	$16,575,000	$16,575,000	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000,000	45,000,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400,000	8,400,000	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,208,948	—	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,178,639	—	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,291,839	—	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,870,546	—	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,555,885	—	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,707,199	—	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,119,879	—	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,714,881	—	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,946,152	—	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,604,351	—	6.500%	April 28, 2018
Term Loan(5)	67,000,000	—	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	269,173,319	69,975,000
Less unamortized debt issuance costs	(4,837,521)	(931,498)
Total notes payable, net of unamortized debt issuance costs	$264,335,798	$69,043,502

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.
(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.
(3)	Monthly payments of interest only are due until the maturity date.
(4)	Monthly payments of principal and interest are due and payable until the maturity date.
(5)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal and interest are due and payable beginning in November 2017 until the maturity date.

Hotel properties secure their respective loans. The MN TX II Note loan is secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Scheduled maturities of the notes payable as of December 31, 2017 are as follows:

Years ending December 31,
2018	$82,287,476
2019	3,221,725
2020	3,350,173
2021	3,532,852
2022	3,700,181
Thereafter	173,080,912
Total	$269,173,319

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender, entered into a term loan agreement (as amended, the “Term Loan Agreement”) (the Company refers to KeyBank, in its capacity as lender, together with any other lender institutions that may become parties thereto as the “Lenders”). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Merger, other costs and expenses related to the Mergers and for other corporate purposes.

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

Provisions of the Term Loan Agreement require that the Company raise a minimum of $10 million per quarter in gross offering proceeds from the Company’s public offerings, beginning with the quarter ending June 30, 2018. The Company began making principal payments of $1.5 million per month in November 2017.

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

The Company plans to extend the Term Loan for six months when it matures in September 2018. The Company intends to retire to Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties, with proceeds from the Company’s offering, and through the Company’s monthly principal reductions of $1.5 million. The Company also intends to refinance or extend the loans secured by the MN TX II Note and the Hampton Inn Houston upon their maturities in 2018. If the Company cannot successfully refinance these loans, it may be necessary to sell these or other assets to repay the loans. The Company may not be able to extend, refinance or repay the forgoing loans at all, or be able to extend or refinance such loans on a favorable basis.

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

Failure of the Company to comply with financial and other covenants contained in its mortgage loan or the Term Loan could result from, among other things, changes results of operations, the incurrence of additional debt or changes in general economic conditions.

If the Company violates financial and other covenants contained in any of the mortgage loans or Term Loan described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan or the Term Loan with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the mortgage loans or the Term Loan were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offering of debt securities, or additional equity financings. If the company is unable to refinance its debt on acceptable terms, including a maturity of the mortgage loans or the Term Loan, it may be forced to dispose of the hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increase interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to stockholders.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Cash traps associate with a mortgage loan may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.

As of December 31, 2017, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

The estimated fair value of the Company’s notes payable as of December 31, 2017 and 2016 was $269,000,000 and $70,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2017, there were a total of 8,693,367 shares of the Company’s common stock issued and outstanding, including 5,037,374 shares, net of redemptions, issued in the Offering, 3,612,993 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 35,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of December 31, 2017
Class A Shares	8,613,346
Class D Shares	—
Class T Shares	41,673
Class I Shares	38,348
Total	8,693,367

The Company’s board of directors is authorized to amend its Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2017 and 2016.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2017	$1,016,749	$410,733	$1,427,482
Second Quarter 2017	1,325,157	589,483	1,914,640
Third Quarter 2017	1,478,301	626,925	2,105,226
Fourth Quarter 2017	2,161,214	819,851	2,981,065
Total	$5,981,421	$2,446,992	$8,428,413

First Quarter 2016	$185,952	$84,466	$270,418
Second Quarter 2016	351,169	157,799	508,968
Third Quarter 2016	634,948	229,708	864,656
Fourth Quarter 2016	818,892	314,629	1,133,521
Total	$1,990,961	$786,602	$2,777,563

(1)	Amount of distributions paid in shares of common stock pursuant to the Company’s distribution reinvestment plan.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Noncontrolling Interest in Operating Partnership

Noncontrolling interests in the OP at December 31, 2017 was $6,062,150, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $260,071 and $15,560 for the years ended December 31, 2017 and 2016, respectively.

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

Sales Commissions, Dealer Manager Fees and Stockholder Servicing Fees

During the year ended December 31, 2017, the Company paid Moody Securities the following fees in connection with the Offering: (A) up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in the Primary Offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in the Primary Offering; (B) up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in the Primary Offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in the Primary Offering (the Sponsor may also pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the Primary Offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of our Class D Shares purchased in the Primary Offering, which will not be reimbursed by the Company); and (C) a trailing stockholder servicing fee of (i) 1.0% per annum of the net asset value (“NAV”) of Class T Shares sold in the Primary Offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the Primary Offering. Shares sold pursuant to the DRP are not subject to selling commissions, dealer manager fees or stockholder servicing fees. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

As of December 31, 2017, the Company had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the Offering and $2,099,018 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. Beginning as of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). Additionally, in connection with the Mergers, the Company paid approximately $7.0 million in stockholder servicing fees to Moody Securities, all of which were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders.

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

As of December 31, 2017, total offering costs were $17,236,706, comprised of $12,333,647 of offering costs incurred directly by the Company and $4,903,059 in offering costs incurred by and reimbursable to Advisor. As of December 31, 2017, the Company had $631,995 due to Advisor for reimbursable offering costs.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% of acquisition fees consist of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% “Contingent Advisor Payment;” provided, however, that the first $3,500,000 of aggregate Contingent Advisor Payments that would otherwise be paid to the Advisor for dealer manager fees, sales commissions or stockholder servicing fees (the “Contingent Advisor Holdback”), will be retained by the Company until January 16, 2019, at which time any portion of the Contingent Advisor Holdback owed to the Advisor will be paid.  For the year ended December 31, 2017, the Company paid the Advisor acquisition fees of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders. For the year ended December 31, 2016, the Company paid the Advisor acquisition fees of $1,111,500 in connection with the acquisition of the Springhill Suites Seattle Hotel.

Reimbursement of Acquisition Expenses

Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse Advisor for any acquisition expenses during the years ended December 31, 2017 and 2016.

Financing Coordination Fee

Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the year ended December 31, 2017, the Company paid $1,720,000 in financing coordination fees to the Advisor in connection with the acquisition of the Moody I Portfolio based on the loans assumed from Moody I in connection with the Merger, including the debt held by the Company related to the Marriott Courtyard Lyndhurst and the Townplace Suites Fort Worth. For the year ended December 31, 2016, the Company paid the Advisor financing coordination fees of $562,500 in connection with the acquisition of the Springhill Suites Seattle Hotel.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2017 and 2016, the Company paid the Property Manager property management fees of $1,409,841 and $588,396, and accounting fees of $154,000 and $47,500, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company will also pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2017, the Company had not paid any annual incentive fees.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the year ended December 31, 2017 and 2016, the Company incurred asset management fees of $1,913,000 and $725,751, respectively, payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

Advisor or its affiliates will also receive a disposition fee, subject to limitation if the property was previously owned by Moody I, in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of December 31, 2017, the Company had not paid any disposition fees to Advisor.

Operating Expense Reimbursement

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, total operating expenses of the Company were $3,468,733, which included $2,279,203 in operating expenses incurred directly by the Company and $1,189,530 incurred by Advisor on behalf of the Company. Of the $3,468,733 in total operating expenses incurred during the four fiscal quarters ended December 31, 2017, $0 exceeded the 2%/25% Limitation. The Company reimbursed Advisor $1,297,000 during four fiscal quarters ended December 31, 2017, which includes reimbursements for quarters prior to the four quarters ended December 31, 2017. As of December 31, 2017, the Company had $419,000 due from Advisor for operating expense reimbursement.

Springhill Suites Seattle

On May 24, 2016, the OP acquired fee simple title to the Springhill Suites Seattle from the current tenant-in-common owners of the Springhill Suites Seattle (the “Seattle TIC Owners”), for an aggregate purchase price, exclusive of closing costs, of $74,100,000. The Seattle TIC Owners acquired their tenant-in-common interests in the Springhill Suites Seattle in a tenant-in-common program sponsored by an affiliate of Sponsor.

Merger with Moody I

See Note 1, “Organization—Merger with Moody National REIT I, Inc.”

Forth Worth Loan

On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Fort Worth Loan was $55,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

Lyndhurst Loan

On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Lyndhurst Loan was $115,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Earnest Money

The Company assigned its earnest money contract in the amount of $2,000,000 to a related party for consideration paid to the Company of $2,000,000 during the year ended December 31, 2017.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2017, there were 1,965,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $227,695 and $320,586 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there were 11,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 11,250 non-vested shares of $259,788 will be recognized during the first, second and third quarters of 2018.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2015	7,500	$25.00
Shares granted on February 23, 2016	5,000	25.00
Shares granted on August 10, 2016	5,000	25.00
Shares vested	(12,500)	25.00

Balance of non-vested shares as of December 31, 2016	5,000	25.00
Shares granted on August 10, 2017	5,000	27.82
Shares granted on September 27, 2017	10,000	27.82
Shares vested	(8,750)	27.82
Balance of non-vested shares as of December 31, 2017	11,250	$27.82

9.	Subordinated Participation Interest

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

December 31, 2017 and 2016

10.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at December 31, 2017, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback.

The composition of the Company’s restricted cash as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Property improvement plan	$4,017,625	$1,200,000
Real estate taxes	2,767,874	92,434
Insurance	228,288	—
Hotel furniture and fixtures	3,199,485	329,150
Debt service	2,913,129	—
Seasonality	369,845	234,000
Expense deposit	10,000	—
Rent holdback	14,720	14,720
Total restricted cash	$13,520,966	$1,870,304

Franchise Agreements

As of December 31, 2017, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% to 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $2,832,000 and $1,132,000 for the years ended December 31, 2017 and 2016, respectively, which is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2017, the Company had operating loss carry-forwards of $281,051.

The Company had deferred tax assets of $2,303,000 and $10,000 as of December 31, 2017 and 2016, respectively, related to net operating loss carry forwards of the TRS. As of December 31, 2017, the TRS had a net operating loss carry-forward of $10,081,351 of which $7,249,846 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into our TRS on the date of the Merger.

The income tax expense (benefit) for the years ended December 31, 2017 and 2016 consisted of the following:

	Years ended December 31,
	2017	2016
Current expense	$56,000	$—
Deferred expense (benefit)	610,000	(4,000)
Total expense (benefit)	$666,000	$(4,000)

Federal	$610,000	$(4,000)
State	56,000	—
Total tax expense (benefit)	$666,000	$(4,000)

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2017	2016
Expected federal tax benefit at statutory rate	$(3,020,000)	$(774,000)
Tax impact of REIT election	3,686,000	770,000
Income tax expense (benefit)	$666,000	$(4,000)

On December 31, 2017, the Company had net deferred tax assets of $2,303,000 primarily due to current and past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2037 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income tax laws. For example, the top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. Additionally, for taxable years beginning after December 31, 2017, the Tax Cuts and Jobs Act limits interest deductions for businesses, whether in corporate or pass-through form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for the tax year, but the tax rules do permit a real estate business, such as a REIT, to elect out of the interest limitation rules in exchange for depreciating its real estate assets using alternative depreciation system principles. Technical corrections or other amendments to, or administrative guidance interpreting, the Tax Cuts and Job Act may be forthcoming at any time. The Company cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future changes on REITs and their stockholders. For the Company, the reduction in the federal corporate tax rate resulted in a change to the net deferred tax assets of the TRS.

12.	Subsequent Events

Distributions Declared

On December 31, 2017, the Company declared a distribution in the aggregate amount of $1,284,972, of which $1,284,972 was paid in cash on January 15, 2018, $0 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $44,635 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On January 31, 2018, the Company declared a distribution in the aggregate amount of $1,294,076, of which $956,869 was paid in cash on February 15, 2017, $337,207 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $35,531 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders. On February 28, 2018, the Company declared a distribution in the aggregate amount of $1,180,845 of which $884,062 was paid in cash on March 15, 2018, $296,381 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $402 was deferred pending the return of letters of transmittal.

Retirement of Related Party Mezzanine Note

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full.

Amendment of Term Loan Agreement

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,575,000	$4,310,000	$23,190,000	$27,500,000	(2)	$54,971	$4,310,000	$23,244,971	$27,554,971	$1,557,857	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	45,000,000	14,040,000	60,060,000	74,100,000		393,272	14,040,000	60,453,272	74,493,272	2,601,609	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	9,208,948	2,827,609	14,528,063	17,355,672		109,652	2,827,609	14,637,715	17,465,324	136,898	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	7,178,639	1,873,624	14,200,095	16,073,719		—	1,873,624	14,200,095	16,073,719	134,940	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	7,291,839	783,299	13,022,349	13,805,648		67,009	783,299	13,089,358	13,872,657	125,579	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	10,870,546	4,328,646	14,999,262	19,327,908		88,514	4,328,646	15,087,776	19,416,422	162,119	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	12,555,885	2,027,680	23,216,934	25,244,614		—	2,027,680	23,216,934	25,244,614	214,435	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	—	2,662,518	36,884,966	39,547,484		18,918	2,662,518	36,903,884	39,566,402	342,047	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	18,707,199	9,058,050	20,229,645	29,287,695		39,005	9,058,050	20,268,650	29,326,700	221,579	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	8,119,879	1,730,357	13,554,467	15,284,824		993,260	1,730,357	14,547,727	16,278,084	155,647	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	42,714,881	14,805,355	67,401,967	82,207,322		494,586	14,805,355	67,896,553	82,701,908	569,419	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10,946,152	4,218,221	14,616,627	18,834,848		499,236	4,218,221	15,115,863	19,334,084	158,849	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	—	4,240,306	7,001,436	11,241,742		24,698	4,240,306	7,026,134	11,266,440	82,732	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,604,351	3,550,024	6,409,723	9,959,747		625,309	3,550,024	7,035,032	10,585,056	81,073	1995	September 27, 2017

		Total	$193,773,319	$70,455,689	$329,315,534	$399,771,223		$3,408,430	$70,455,689	$332,723,964	$403,179,653	$6,544,783

(1)	The aggregate cost of real estate for federal income tax purposes was $345,556,453 as of December 31, 2017.

(2)	Includes gain on acquisition of hotel property of $2,000,000.

(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2017

	2017	2016
Real estate:
Balance at the beginning of the year	$101,820,769	$27,500,000
Acquisitions	298,171,223	74,100,000
Improvements and additions	3,187,661	220,769
Dispositions	—	—
Balance at the end of the year	$403,179,653	$101,820,769

Accumulated depreciation:
Balance at the beginning of the year	$1,831,029	$133,840
Depreciation	4,713,754	1,697,189
Dispositions	—	—
Balance at the end of the year	$6,544,783	$1,831,029