Form 10-Q
period 2018-03-31
Moody National REIT II, Inc.
filed 2018-05-15
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 9,233,786 shares of the common stock of the registrant outstanding, consisting of 9,037,857 shares of Class A common stock, 0 shares of Class D common stock, 60,785 shares of Class I common stock, and 135,144 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Investment in hotel properties, net	$395,880	$396,635
Cash and cash equivalents	6,636	8,214
Restricted cash	12,472	13,521
Accounts receivable, net of allowance of $33 as of March 31, 2018 and December 31, 2017	1,486	1,383
Mortgage note receivable from related party	11,200	11,200
Notes receivable from related parties	6,750	11,250
Prepaid expenses and other assets	4,085	3,027
Deferred franchise costs, net of accumulated amortization of $71 and $50 at March 31, 2018 and December 31, 2017, respectively	996	1,016
Due from related parties	594	230
Total Assets	$440,099	$446,476

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $4,261 and $4,838 as of March 31, 2018 and December 31, 2017	$259,836	$264,336
Accounts payable and accrued expenses	7,408	8,425
Due to related parties	578	569
Dividends payable	1,535	1,585
Operating partnership distributions payable	47	47

Total Liabilities	269,404	274,962

Special Limited Partnership Interests	1	1

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 8,971,392 and 8,693,367 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	90	87
Additional paid-in capital	200,055	193,865
Accumulated deficit	(35,270)	(28,501)
Total stockholders’ equity	164,875	165,451
Noncontrolling interests in Operating Partnership	5,819	6,062
Total Equity	170,694	171,513
Total Liabilities and Equity	$440,099	$446,476

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31,
	2018	2017

Revenue
Room revenue	$17,347	$3,736
Other hotel revenue	1,200	384
Total hotel revenue	18,547	4,120
Interest income from mortgage note receivable	419	156
Total revenue	18,966	4,276

Expenses
Hotel operating expenses	11,767	2,512
Property taxes, insurance and other	1,296	255
Depreciation and amortization	2,922	584
Acquisition expenses	—	625
Corporate general and administrative	2,041	579
Total expenses	18,026	4,555

Operating income (loss)	940	(279)

Interest expense and amortization of debt issuance costs	4,335	780

Loss before income taxes	(3,395)	(1,059)

Income tax benefit	321	145

Net loss	(3,074)	(914)

Loss attributable to noncontrolling interests in Operating Partnership	107	5

Net loss attributable to common stockholders	$(2,967)	$(909)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.34)	$(0.25)
Dividends declared	$0.44	$0.44
Weighted average common shares outstanding	8,796,998	3,622,546

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2018
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2017	—	$—	8,693	$87	$193,865	$(28,501)	316	$6,062	$171,513
Issuance of common stock, net of offering costs	—	—	254	3	5,480	—	—	—	5,483
Redemption of common stock	—	—	(2)	—	(51)	—	—	—	(51)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	26	—	633	—	—	—	633
Stock-based compensation	—	—	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(2,967)	—	(107)	(3,074)
Dividends and distributions declared	—	—	—	—	—	(3,802)	—	(136)	(3,938)
Balance at March 31, 2018	—	$—	8,971	$90	$200,055	$(35,270)	316	$5,819	$170,694

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(3,074)	$(914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,922	584
Amortization of debt issuance costs	576	109
Deferred income tax	(330)	(145)
Stock-based compensation	128	35
Changes in operating assets and liabilities
Accounts receivable	(104)	(4)
Prepaid expenses and other assets	(728)	(153)
Accounts payable and accrued expenses	(1,017)	626
Due from related parties	42	(883)
Net cash used in operating activities	(1,585)	(744)

Cash flows from investing activities
Repayment of note receivable from related party	4,500	—
Improvements and additions to hotel properties	(2,146)	(77)
Net cash provided by (used in) investing activities	2,354	(77)

Cash flows from financing activities
Proceeds from issuance of common stock	6,247	25,551
Redemptions of common stock	(51)	—
Offering costs paid	(1,160)	(3,362)
Dividends paid	(3,218)	(1,017)
Operating partnership distributions paid	(137)	(8)
Repayment of notes payable	(5,077)	—
Net cash (used in) provided by financing activities	(3,396)	21,164

Net change in cash and cash equivalents	(2,627)	20,343
Cash and cash equivalents and restricted cash at beginning of period	21,735	21,448
Cash and cash equivalents and restricted cash at end of period	$19,108	$41,791

Supplemental Disclosure of Cash Flow Activity
Interest paid	$3,833	$763
Supplemental Disclosure of Non-Cash Financing Activity
Decrease in accrued offering costs due to related party	$(396)	$(428)
Issuance of common stock from dividend reinvestment plan	$633	$411
Dividends payable	$1,535	$588
Operating partnership distributions payable	$47	$3

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas, and (3) a mortgage note receivable with a current principal amount of $11,200,000 from a related party. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

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

As of March 31, 2018, the Company had received and accepted investors’ subscriptions for and issued 5,318,627 shares in the Offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 159,216 shares pursuant to the DRP, resulting in gross offering proceeds of $130,005,771. On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis. This registration statement is not yet effective. The Company is currently taking advantage of an extension to the Offering which allows it to continue selling the Shares in the Offering until July 19, 2018.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”), were completed. Upon the consummation of the Merger, former Moody I stockholders received a total of approximately 3.63 million Class A shares of the Company’s common stock as stock consideration, which was equal to approximately 43% of the Company’s diluted common equity as of the closing date, and a total of approximately $44.7 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in the OP. In connection with the Mergers, the Company paid the Advisor an acquisition fee of $670,000, which equaled 1.5% of the cash consideration paid to Moody I stockholders, and a financing coordination fee of $1,720,000, which amount was based on the loans assumed from Moody I in connection with the Mergers, including debt held by us with respect to two properties that were previously owned by Moody I. Moody I paid its advisor $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which Moody I’s advisor could have been entitled and a waiver of any other fees that Moody I’s advisor would have been due under the Moody I advisory agreement in connection with the Mergers. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. In addition, Moody I OP paid $613,751 to OP Holdings I, LLC, which amount was the promote payment to which OP Holdings I, LLC was entitled under the terms of the limited partnership agreement of Moody I OP. The Company also paid Moody Securities a stockholder servicing fee of up to $2.125 per share of the Company’s Class A Shares issued as stock consideration in the Merger, for an aggregate amount of approximately $7.0 million in stockholder servicing fees, all of which was reallowed to broker-dealers that provide ongoing financial advisory services to former stockholders of Moody I following the Mergers and that entered into participating broker-dealer agreements with Moody Securities.

In connection with the Mergers, on February 2, 2017, the Company entered into a stockholder servicing coordination agreement (the “Stockholder Servicing Coordination Agreement”) with Moody Securities, LLC (“Moody Securities”), the dealer manager for the Offering and an affiliate of the Advisor, which agreement provided for the payment of certain “Stockholder Servicing Fees” in connection with the Mergers. All Stockholder Servicing fees were re-allowed to broker-dealers that provide ongoing financial advisory services to former Moody I stockholders following the Mergers and that entered into participating broker-dealer agreements with Moody Securities. The aggregate amount of Stockholder Servicing Fees was based on the number of shares of the Company’s common stock issued as consideration in the Merger, and was approximately $7.0 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the full year of 2018. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of March 31, 2018 or December 31, 2017.

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

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or incurred by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent aggregate organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by the Advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of March 31, 2018, total offering costs for the Offering were $17,997,679, comprised of $12,333,647 of offering costs incurred directly by the Company and $5,664,032 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2018, the Company had $235,973 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2018.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2013 through 2017 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

Concentration of Risk

As of March 31, 2018, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of any of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2018 and 2017.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2018 or 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $71,202 and $50,430 as of March 31, 2018 and December 31, 2017, respectively. Expected future amortization of deferred franchise costs as of March 31, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$63
2019	83
2020	83
2021	83
2022	82
Thereafter	602
Total	$996

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $1,605,916 and $1,029,922 as of March 31, 2018 and December 31, 2017, respectively. Expected future amortization of debt issuance costs as of March 31, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$1,245
2019	511
2020	512
2021	511
2022	511
Thereafter	971
Total	$4,261

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 11,250 shares as of March 31, 2018 and December 31, 2017, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company completed its evaluation of the effect that ASU No. 2014-09 will have on the Company’s consolidated financial statements and the Company’s evaluation of each of the Company’s revenue streams under the new standard. Because of the short-term day-to-day nature of the Company’s hotel revenues, the Company determined that the pattern of revenue recognition will not materially change. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and will not affect net income. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company finalized its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported in a manner consistent with Revenue Recognition (Topic 605). The Company also expects that the effect of adoption of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures, the Company believes the impact will be minimal to the Company’s consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company adopted ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The Company does not believe that the adoption of ASU No. 2016-15 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash and cash equivalents on the Company’s consolidated statements of cash flows. The adoption did not change the presentation of the Company’s consolidated balance sheets.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and does not anticipate that ASU No. 2017-05 will affect the Company’s consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2018 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,575
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	45,000
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,172
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	7,140
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,258
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,824
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,501
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,629
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	8,088
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	42,532
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,903
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,575
Totals				$399,771	1,941	$193,197

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of March 31, 2018.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.

(5)	Property acquired as a result of the Mergers.

Investment in hotel properties consisted of the following at December 31, 2018 and 2017 (all amounts in thousands):

	March 31, 2018	December 31, 2017
Land	$70,456	$70,456
Buildings and improvements	297,554	297,554
Furniture, fixtures and equipment	37,316	35,170
Total cost	405,326	403,180
Accumulated depreciation	(9,446)	(6,545)
Investment in hotel properties, net	$395,880	$396,635

Acquisition of Moody I

On September 27, 2017, in connection with the Mergers, the Company acquired interests in twelve hotel properties, including two joint venture interests, and two notes receivable from related parties from Moody I (the “Moody I Portfolio”).

As of the date of the Mergers, there were 13,257,126 shares of Moody I common stock issued and outstanding, resulting in aggregate merger consideration of $135,885,546, consisting of the following (all amounts in thousands):

Value of Company’s Class A Shares issued to Moody I stockholders	$90,603
Cash consideration paid	45,283
Aggregate merger consideration	$135,886

67% of Moody I stockholders elected to receive stock consideration in the Merger, resulting in the Company’s then current stockholders and former Moody I stockholders owning 57% and 43%, respectively, of the Company’s common stock outstanding after the consummation of the Merger, as follows (in thousands):

Company shares outstanding at date of merger	4,904
Company Class A common shares issued to Moody I stockholders on date of Merger	3,624
Total Company shares outstanding after Merger	8,528

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

The aggregate purchase price consideration as shown above was allocated to assets and liabilities of Moody I as follows (all amounts in thousands):

Assets
Investment in hotel properties	$298,171
Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, deferred income tax asset, deferred franchise costs, and due from related parties	13,340
Notes receivable from related parties	11,250

Liabilities and Equity
Notes payable	(132,745)
Notes receivable from Moody I	(37,754)
Accounts payable and accrued expenses, due to related parties, and operating partnership distributions payable	(10,265)
Noncontrolling interests in OP	(6,111)
Aggregate merger consideration	$135,886

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

The results of operations of the Moody I Portfolio have been included in the consolidated statement of operations as of the date of acquisition of September 27, 2017. The following unaudited pro forma consolidated financial information for the three months ended March 31, 2017 is presented as if the Company acquired the Moody I Portfolio on January 1, 2017. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Moody I Portfolio on January 1, 2017, nor does it purport to represent the Company’s future operations (all amounts in thousands, except per common share amounts):

Three Months ended March 31, 2017

Revenue	$20,490
Net loss	(2,120)
Net loss attributable to common stockholders	(2,100)
Net loss per common share - basic and diluted	(0.25)

4.	Notes Receivable from Related Parties

As of March 31, 2018 and December 31, 2017, the amount of the mortgage note receivable from related party was $11,200,000. As of March 31, 2018 and December 31, 2017, the amounts of notes receivable from related parties were $6,750,000 and $11,250,000, respectively.

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

The entire unpaid principal balance of the MN TX II Note and all accrued and unpaid interest thereon are due and payable on October 6, 2018. Interest on the outstanding principal balance of the MN TX II Note accrues at a fixed per annum rate equal to 5.50%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note may be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the mortgage note receivable from related party for the three months ended March 31, 2018 and 2017 was $156,139 and interest receivable on the mortgage note receivable from related parties as of March 31, 2018 and December 31, 2017 was $156,139 and $0, respectively, and is included in Due from Related Parties in the consolidated balance sheets.

The estimated fair value of the MN TX II Note as of March 31, 2018 and December 31, 2017 was $11,200,000. The fair value of the MN TX II Note was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 as of March 31, 2018 and December 31, 2017. The Company acquired the Related Party Note in connection with the Mergers.

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

In March 2018, the unpaid principal balance of the Related Party Mezzanine Note and all accrued and unpaid interest thereon, and all other amounts due under the Related Party Mezzanine Note, were paid in full. Prior to the retirement of the Related Party Mezzanine Note, interest on the outstanding principal balance of such note accrued at a fixed per annum rate equal to 10%. Moody Realty paid an origination fee in the amount of $45,000, and an exit fee of $45,000 upon maturity.

Interest income from notes receivable from related parties was $262,900 and $0 for the three months ended March 31, 2018 and 2017, respectively. Interest receivable on notes receivable from related parties was $208,000 and $0 as of March 31, 2018 and December 31, 2017, respectively.

The aggregate estimated fair values of the notes receivable from related parties as of March 31, 2018 and December 31, 2017 was $6,750,000 and $11,250,000, respectively. The fair value of the notes receivable from related parties was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Lyndhurst Loan. On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I OP, and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by the Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured and was retired upon the consummation of the Mergers. Interest income from the Lyndhurst Loan was $0 for the three months ended March 31, 2018 and 2017, respectively. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

Fort Worth Loan. On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I OP, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a Townplace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured and was retired upon the consummation of the Mergers. Interest income from the Fort Worth Loan was $0 for the three months ended March 31, 2018 and 2017, respectively. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due. See Note 7, “Related Party Arrangements.”

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2018, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2018 and December 31, 2017, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of March 31, 2018	Principal as of December 31, 2017	Interest Rate at March 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,172	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,140	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,258	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,824	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,501	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,629	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,088	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,532	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,903	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,575	4,604	6.500%	April 28, 2018
Term Loan(5)	62,500	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	264,097	269,174
Less unamortized debt issuance costs	(4,261)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$259,836	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 and continue to be due and payable until the maturity date.

(2)	Monthly payments of interest only were due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

(4)	Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest were due and payable until October 2017. Monthly payments of principal and interest were due and payable beginning in November 2017 until the maturity date.

Hotel properties secure their respective loans. The loan from a bank with which the Company financed the MN TX II Note is secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of March 31, 2018 are as follows (all amounts in thousands):

Years ending December 31,
2018	$77,211
2019	3,222
2020	3,350
2021	3,533
2022	3,700
Thereafter	173,081
Total	$264,097

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association (“KeyBank”), as agent and lender, entered into a term loan agreement (as amended, the “Term Loan Agreement”) (the Company refers to KeyBank, in its capacity as lender, together with any other lender institutions that may become parties thereto as the “Lenders”). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Merger, other costs and expenses related to the Mergers and for other corporate purposes.

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

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018. The Company began making principal payments of $1.5 million per month in November 2017.

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

The Company plans to extend the Term Loan for six months when it matures in September 2018. The Company intends to retire the Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties, with proceeds from the Company’s public offering, and through the Company’s monthly principal reductions of $1.5 million. The Company also intends to refinance or extend the loans secured by the MN TX II Note and the Hampton Inn Houston upon their maturities in 2018. If the Company cannot successfully refinance these loans, it may be necessary to sell these or other assets to repay the loans. The Company may not be able to extend, refinance or repay the forgoing loans at all, or be able to extend or refinance such loans on a favorable basis.

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

Failure of the Company to comply with financial and other covenants contained in its mortgage loan or the Term Loan could result from, among other things, changes in results of operations, the incurrence of additional debt or changes in general economic conditions.

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

Requirements associated with a mortgage loan to deposit and disburse operating receipts in a specified manner may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.

The Term Loan Agreement also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The balance of the term loan was $62,500,000 as of March 31, 2018.

As of March 31, 2018, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

The estimated fair value of the Company’s notes payable as of March 31, 2018 and December 31, 2017 was $264,000,000 and $269,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2018, there were a total of 8,971,392 shares of the Company’s common stock issued and outstanding, including 5,318,627 shares, net of redemptions, issued in the Offering, 3,609,765 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 35,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of March 31, 2018
Class A Shares	8,833,926
Class D Shares	—
Class T Shares	85,139
Class I Shares	52,327
Total	8,971,392

The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders for 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of the Company’s common stock per year, or approximately $0.00450 per share per day, before any class-specific expenses. The Company’s board of directors authorized and declared a distribution to its stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$633	$3,851
First Quarter 2017	$1,017	$410	$1,427

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2018 was $5,818,967, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $106,593 and $4,518 for the three months ended March 31, 2018 and 2017, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary Offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary Offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes with the following fees: (A) up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in the primary Offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in the primary Offering; (B) up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in the primary Offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in the primary Offering (the Sponsor may also pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the primary Offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of Class D Shares purchased in the primary Offering, which will not be reimbursed by the Company); and (C) a trailing stockholder servicing fee of (i) 1.0% per annum of the net asset value (“NAV”) of Class T Shares sold in the primary Offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the primary Offering. Shares sold pursuant to the DRP are not subject to selling commissions, dealer manager fees or stockholder servicing fees. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary Offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary Offering. As of March 31, 2018, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the Offering and $2,099,018 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $526,877 which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2018, total offering costs were $17,997,679, comprised of $12,333,647 of offering costs incurred directly by the Company and $5,664,032 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2018, the Company had $235,973 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. In addition, the first $3,500,000 of aggregate Contingent Advisor Payments that would otherwise be paid to the Advisor (the “Contingent Advisor Holdback”), will be retained by the Company until January 16, 2019, at which time any portion of the Contingent Advisor Holdback owed to the Advisor will be paid. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees to Advisor during the three months ended March 31, 2018 and 2017.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2018 and 2017.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2018 and 2017.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2018 and 2017, the Company incurred property management fees to Property Manager of $741,909 and $164,805, respectively, and accounting fees of $105,000 and $15,000, respectively, pursuant to the terms of a hotel management agreement, and which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2018, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2018 and 2017, the Company incurred asset management fees of $1,064,000 and $283,000 payable to the Advisor, respectively, and which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of March 31, 2018, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2018, total operating expenses of the Company were $4,811,541, which included $3,206,693 in operating expenses incurred directly by the Company and $1,604,848 incurred by the Advisor on behalf of the Company. Of the $4,811,541 in total operating expenses incurred during the four fiscal quarters ended March 31, 2018, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1,724,000 during four fiscal quarters ended March 31, 2018, which includes reimbursements for quarters prior to the four quarters ended March 31, 2018. As of March 31, 2018, the Company had $256,000 due to the Advisor for operating expense reimbursement.

Merger with Moody I

See Note 1, “Organization—Merger with Moody National REIT I, Inc.”

Fort Worth Loan

On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Fort Worth Loan was $0 for the three months ended March 31, 2018 and 2017.

Lyndhurst Loan

On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Lyndhurst Loan was $0 for the three months ended March 31, 2018 and 2017.

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

The Company recorded compensation expense related to shares of restricted stock issued pursuant to the Independent Directors Compensation Plan of $128,467 and $34,907 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with the 7,500 non-vested shares of $131,321 will be recognized during the second and third quarters of 2018.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2018 and year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2016	5,000	$25.00
Shares granted on August 10, 2017	5,000	$27.82
Shares granted on September 27, 2017	10,000	$27.82
Shares vested	(8,750)	$26.21

Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares vested	(3,750)	$27.82
Balance of non-vested shares as of March 31, 2018	7,500	$27.82

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2018, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback.

The composition of the Company’s restricted cash as of March 31, 2018 and December 31, 2017 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2018	2017
Property improvement plan	$2,535	$4,018
Real estate	2,056	2,768
Insurance	61	228
Hotel furniture and fixtures	3,746	3,199
Debt service	3,679	2,913
Seasonality	370	370
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$12,472	$13,521

Franchise Agreements

As of December 31, 2017, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,565,000 and $305,000 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2018, the Company had operating loss carry-forwards of $281,051.

The Company had deferred tax assets of $2,633,000 and $2,303,000 as of March 31, 2018 and December 31, 2017, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2018, the TRS had a net operating loss carry-forward of $11,653,334, of which $7,249,846 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three months ended March 31, 2018 and 2017 consisted of the following (all amounts in thousands):

	Three months ended March 31,
	2018	2017
Current expense	$9	$—
Deferred expense (benefit)	(330)	(145)
Total expense (benefit)	$(321)	$(145)

Federal	$(330)	$(145)
State	9	—
Total tax expense (benefit)	$(321)	$(145)

On March 31, 2018, the Company had net deferred tax assets of $2,633,000 primarily due to current and past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2037 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

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

Distributions Declared

On March 31, 2018, the Company declared a distribution in the aggregate amount of $1,326,341, of which $1,003,451 was paid in cash on April 15, 2018, $322,890 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $585 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On April 30, 2018, the Company declared a distribution in the aggregate amount of $1,305,675, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about May 15, 2018.

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

On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated the shares of our common stock being sold in our offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class D Shares, Class I Shares and Class T Shares as our “shares.” On January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through receipt of an increased acquisition fee (as discussed in Note 7, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

On March 19, 2018, our board of directors determined an estimated net asset value, or NAV, per share of all classes of our common stock of $23.19 as of December 31, 2017. Accordingly, we are currently offering our shares (i) to the public in our primary offering at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017.

On January 18, 2018, we filed with the SEC a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in a follow-on public offering. This registration statement is not yet effective. We are currently taking advantage of an extension to our offering which allows us to continue selling our shares in our offering until July 19, 2018.

As of March 31, 2018, we had received and accepted investors’ subscriptions for and issued 5,318,627 shares in our offering, excluding shares issued in connection with our merger with Moody National REIT I, Inc., or Moody I (as discussed below), and including 159,216 shares issued pursuant to the DRP, resulting in gross offering proceeds of $130,005,771. As of May 8, 2018, we had received and accepted investors’ subscriptions for and issued 5,592,661 shares in our offering, including 173,140 shares issued pursuant to our DRP, resulting in gross offering proceeds of $136,016,697. As of May 8, 2018, $959,747,028 of stock remained to be sold in our offering. We reserve the right to terminate our offering at any time.

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

As of March 31, 2018, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas, and (3) a mortgage note receivable with a current principal amount of $11,200,000 from a related party.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody I with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” Upon the consummation of the Mergers, former Moody I stockholders received a total of approximately 3.63 million or our Class A Shares as stock consideration, which was equal to approximately 43% of our diluted common equity as of the closing date, and a total of approximately $44.7 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership.

In connection with the Mergers, we paid our advisor an acquisition fee of $670,000, which equaled 1.5% of the cash consideration paid to Moody I stockholders, and a financing coordination fee of $1,720,000, which amount was based on the loans assumed from Moody I in connection with the Mergers, including debt held by us with respect to two properties that were previously owned by Moody I. Moody I paid its advisor $5,580,685, or the Moody I Advisor Payment. The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which Moody I’s advisor could have been entitled and a waiver of any other fees that Moody I’s advisor would have been due under the Moody I advisory agreement in connection with the Mergers. During the first year following the consummation of the Mergers, if we sell a property that was previously owned by Moody I, then any disposition fee to which our advisor would be entitled under our advisory agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. In addition, Moody I OP paid $613,751 to OP Holdings I, LLC, which amount represented the promote payment to which OP Holdings I, LLC was entitled under the terms of the limited partnership agreement of Moody I OP. We also paid Moody Securities a stockholder servicing fee of up to $2.125 per share of our Class A Shares issued as stock consideration in the Merger, for an aggregate amount of approximately $7.0 million in stockholder servicing fees, all of which was reallowed to broker-dealers that provide ongoing financial advisory services to former stockholders of Moody I following the Mergers and that entered into participating broker-dealer agreements with Moody Securities.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments.

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount of $1,100,000,000 in our offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income would be higher, which could affect our net income and results of operations.

Results of Operations

We were formed on July 25, 2014. As of March 31, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, and a mortgage note receivable from a related party, or the MN TX II note. On September 27, 2017, as a result of the closing of the Mergers, we acquired interests in twelve hotel properties and two notes receivable from related parties, which we refer to as the Moody I portfolio. As a result, as of March 31, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas, and (3) a mortgage note receivable with a current principal amount of $11,200,000 from a related party. Because we owned only two properties as of March 31, 2017, our results of operations for the three months ended March 31, 2018 are not directly comparable to those for the three months ended March 31, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Revenue

Total revenue increased to $18,966,205 for the three months ended March 31, 2018 from $4,276,265 for the three months ended March 31, 2017. Hotel revenue increased to $18,547,166 for the three months ended March 31, 2018 from $4,120,126 for the three months ended March 31, 2017 due to the fact that we owned fourteen hotel properties at March 31, 2018 compared to two hotel properties at March 31, 2017. Interest income from our notes receivable increased to $419,039 for the three months ended March 31, 2018 from $156,139 for three months ended March 31, 2017 due to the acquisition of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets and owning the Moody I portfolio.

A comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2018 and 2017 follows (in thousands):

	Three months ended March,
	2018	2017	Increase (Decrease)
Residence Inn Austin	$1,316	$1,296	$20
Springhill Suites Seattle	2,646	2,824	(178)
	$3,962	$4,120	$(158)

Hotel Operating Expenses

Hotel operating expenses increased to $11,767,605 for the three months ended March 31, 2018 from $2,511,987 for the three months ended March 31, 2017. The increase in hotel operating expenses was primarily due to the fact that we owned fourteen hotel properties at March 31, 2018 compared to two hotel properties at March 31, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1,295,996 for the three months ended March 31, 2018 from $255,300 for the three months ended March 31, 2017. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fourteen hotel properties at March 31, 2018 compared to two hotel properties at March 31, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $2,922,015 for the three months ended March 31, 2018 from $584,471 for the three months ended March 31, 2017. The increase in depreciation and amortization was primarily due to the fact that we owned fourteen hotel properties at March 31, 2018 compared to two hotel properties at March 31, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $2,040,743 for the three months ended March 31, 2018 from $578,638 for the three months ended March 31, 2017. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $4,334,558 for the three months ended March 31, 2018 from $779,942 for the three months ended March 31, 2017. Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Acquisition Expenses

Acquisition expenses decreased to $0 for the three months ended March 31, 2018 from $624,727 for the three months ended March 31, 2017. This reduction was attributable to expenses incurred related to acquisitions during the three months ended March 31, 2017 that we did not incur during the three months ended March 31, 2018.

Income Tax Expense (Benefit)

Our income tax expense benefit was $321,000 and $145,000 for the three months ended March 31, 2018 and 2017, respectively, because our TRS incurred taxable losses during the three months ended March 31, 2018 and 2017.

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

Net Cash Used in Operating Activities

As of March 31, 2018, we owned interests in fourteen hotel properties and two notes receivable from related parties. As of March 31, 2017, we owned two hotel properties. Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $1,585,031 and $743,750, respectively. The increase in cash used in operating activities for the three months ended March 31, 2018 was primarily due to the fact that we reduced accounts payable and accrued expenses during the three months ended March 31, 2018 compared to an increase in accounts payable and accrued expenses for the three months ended March 31, 2017.

Net Cash Provided by (Used in) Investing Activities

Our cash provided by (used in) investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash provided by (used in) investing activities for the three months ended March 31, 2018 and 2017 was $2,354,057 and $(77,434), respectively. The increase in cash provided by investing activities for the three months ended March 31, 2018 was due to the fact that the related party mezzanine note receivable was paid in full during the three months ended March 31, 2018.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2018, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, distributions paid to our stockholders and repayment of notes payable. Net cash provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 was $(3,395,834) and $21,164,239, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2018, was primarily due to gross offering proceeds of $6,246,558 for the three months ended March 31, 2018 compared to $25,550,518 for the three months ended March 31, 2017.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2018, we had cash on hand of $19,107,680.

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

We will be limited in the acquisition of real property and other investments for the near future in that the Term Loan is due September 27, 2018 (unless extended, as described above). On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement date of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018. We began making principal payments of $1.5 million per month in November 2017.

The Term Loan Agreement also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The balance of the term loan was $62,500,000 as of March 31, 2018.

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

Requirements associated with a mortgage loan to deposit and disburse operating receipts in a specified manner may limit our overall liquidity as cash from the hotel securing such mortgage would not be available for us to use. If we are unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to us.

As of March 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

As of March 31, 2018, our outstanding indebtedness totaled $264,097,325, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2018 and 2016, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2018 (all amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations(1)	$264,097	$77,211	$6,572	$7,233	$173,081
Interest payments on outstanding debt obligations(2)	62,092	9,490	17,033	16,372	19,197
Total	$326,189	$86,701	$23,605	$23,605	$192,278

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2018.

We plan to extend the Term Loan for six months when it matures in September 2018. We intend to retire the Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties, with proceeds from our offering, and through our monthly principal reductions of $1.5 million. We intend to refinance or extend the loans secured by the MN TX II note and the Hampton Inn Houston upon their maturities in 2018. If we cannot successfully refinance these loans, it may be necessary to sell the underlying assets, or other assets, in order to refinance the loans. We may not be able to extend, refinance or repay the forgoing loans at all, or be able to extend or refinance such loans on a favorable basis.

Organization and Offering Costs

Our organization and offering costs may be incurred directly by us or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our offering, provided that within 60 days of the last day of the month in which such offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with the offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in the offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of March 31, 2018, total offering costs were $17,997,679, comprised of $12,333,647 of offering costs incurred directly by us and $5,664,032 in offering costs incurred by and reimbursable to our advisor. As of March 31, 2018, we had $235,973 due to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2018, our total operating expenses were $4,811,541, which included $3,206,693 in operating expenses incurred directly by us and $1,604,848 incurred by our advisor on our behalf. Of that $4,811,541 in total operating expenses incurred during four fiscal quarters ended March 31, 2018, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,724,000 during four fiscal quarters ended March 31, 2018, which includes reimbursements for quarters prior to the four quarters ended March 31, 2018. As of March 31, 2018, we had $256,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2018.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not materially change. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported in a manner consistent with Revenue Recognition (Topic 605). We also expect that the effect of adoption of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We anticipate adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-15 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash and cash equivalents on our consolidated statements of cash flows. The adoption did not change the presentation of our consolidated balance sheets.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and do not anticipate that ASU No. 2017-05 will affect our consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on our consolidated financial statements.

Inflation

As of March 31, 2018, our investments consisted of interests in fourteen hotel properties and three notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The notes receivable from related parties bear interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of March 31, 2018, we were not experiencing any material impact from inflation.

REIT Compliance

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2016. To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and the period from July 25, 2014 (inception) to December 31, 2014.

Distributions

Our board of directors authorized and declared a distribution to our stockholders for 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2018 and 2017.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$633	$3,851
First Quarter 2017	$1,017	$410	$1,427

(1)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2018	2017
Net Loss	$(3,074)	$(914)
Adjustments:
Depreciation and amortization	2,922	584
Funds from Operations	(152)	(330)
Adjustments
Acquisition expenses	—	625
Modified Funds from Operations	$(152)	$295

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On March 31, 2018, we declared a distribution in the aggregate amount of $1,326,341, of which $1,003,451 was paid in cash on April 15, 2018, $322,890 was paid pursuant to the DRP in the form of additional shares of our common stock, and $585 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On April 30, 2018, we declared a distribution in the aggregate amount of $1,305,675, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about May 15, 2018.

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

As of March 31, 2018, our indebtedness, as described below, was comprised of notes secured by our hotel properties and our secured loan to MN TX II, LLC, a Texas limited liability company and a related party, or the MN TX II note. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2018 and 2016, our notes payable consisted of the following ($ in thousands):

Loan	Principal as of March 31, 2018	Principal as of December 31, 2017	Interest Rate at March 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	8,400	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,172	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,140	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,258	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,824	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,501	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,629	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,088	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,532	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,903	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,576	4,604	6.500%	April 28, 2018
Term Loan(5)	62,500	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	264,098	269,174
Less unamortized debt issuance costs	(4,262)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$259,836	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only are due until the maturity date.

(4)	Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal and interest are due and payable beginning in November 2017 until the maturity date.

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

In addition, we have one unsecured loan in the aggregate principal amount of $9,000,000, or the Related Party Note that we acquired as a result of the mergers. The proceeds from the Related Party Note was used to acquire a property in Katy, Texas. While the Related Party Note is not secured, we believe that the borrower for the loan is creditworthy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 31, 2018.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $15,207,323 in total distributions we paid during the period from our inception through March 31, 2018, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $15,207,323, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

Our bylaws contain provisions that may make it more difficult for a stockholder to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. We believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions. However, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our offering. We are currently offering up to $1,000,000,000 in shares of any class of our common stock to the public in our primary offering and up to $100,000,000 of shares of any class of our common stock pursuant to our DRP. Each class of our shares of common stock are offered (i) to the public in the primary offering at a purchase price equal to such share class’ NAV per share as of December 31, 2017, or $23.19 per share, and (ii) to our stockholders pursuant to the DRP at a purchase price equal to such share class’ NAV per share as of December 31, 2017, or $23.19 per share.

As of March 31, 2018, we had accepted subscriptions for, and issued, 5,318,627 shares of our common stock, excluding shares issued in connection with the Mergers and including 159,216 shares of our common stock issued pursuant to our DRP, resulting in gross offering proceeds of $130,005,771.

As of March 31, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below (in thousands). Our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,476	Actual
Total expenses	$17,998

As of March 31, 2018, the net offering proceeds to us from our offering, after deducting the total expenses incurred as described above, were approximately $112,008,092, excluding $3,913,385 in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from our offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of March 31, 2018, we used approximately $86,078,809 of the net proceeds from our offering to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of March 31, 2018, we had paid $14,710,079 of acquisition expenses, including $12,955,592 related to the Mergers.

During the three months ended March 31, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	2,050.00	$25.00		(2)
February 2018	—	$—		(2)
March 2018	—	$—		(2)
	2,050.00

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 2,050.00 shares requested to be redeemed were redeemed during the quarter ended March 31, 2018 at an average price of $25.00 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Letter Agreement, dated as of March 28, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc., MN REIT II TRS, Inc., Keybank National Association and certain other parties (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 2, 2018)

10.2	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC dated as of January 16, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.3	Amendment No. 1 to the Dealer Manager Agreement and Participating Dealer Agreement, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Securities, LLC and Moody National Advisor II, LLC dated as of January 16, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 16, 2018)

10.4	Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Securities, LLC and Moody National Advisor II, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 15, 2018	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)