Form 10-Q
period 2018-06-30
Moody National REIT II, Inc.
filed 2018-08-13
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 9,794,686 shares of the Registrant’s common stock issued and outstanding, consisting of 9,502,231 shares of Class A common stock, 0 shares of Class D common stock, 63,398 shares of Class I common stock, and 229,057 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Investments in hotel properties, net	$394,692	$396,635
Cash and cash equivalents	13,692	8,214
Restricted cash	14,417	13,521
Accounts receivable, net of allowance for doubtful accounts of $33 at June 30, 2018 and December 31, 2017	2,298	1,383
Mortgage note receivable from related party	—	11,200
Notes receivable from related parties	6,750	11,250
Prepaid expenses and other assets	3,819	3,027
Deferred franchise costs, net of accumulated amortization of $92 and $50 at June 30, 2018 and December 31, 2017, respectively	975	1,016
Due from related parties	648	230
Total Assets	$437,291	$446,476

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $3,698 and $4,838 as of June 30, 2018 and December 31, 2017, respectively	$246,001	$264,336
Accounts payable and accrued expenses	7,769	8,425
Due to related parties	1,395	569
Dividends payable	1,592	1,585
Operating partnership distributions payable	46	47

Total Liabilities	256,803	274,962

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 9,628 and 8,693 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	96	87
Additional paid-in capital	214,719	193,865
Accumulated deficit	(39,989)	(28,501)
Total stockholders’ equity	174,826	165,451
Noncontrolling interests in Operating Partnership	5,661	6,062
Total Equity	180,487	171,513

TOTAL LIABILITIES AND EQUITY	$437,291	$446,476

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Room revenue	$21,119	$5,003	$38,466	$8,739
Other hotel revenue	1,273	369	2,473	754
Total hotel revenue	22,392	5,372	40,939	9,493
Interest income from mortgage note receivable	364	156	783	312
Total revenue	22,756	5,528	41,722	9,805

Expenses
Hotel operating expenses	13,081	2,906	24,848	5,418
Property taxes, insurance and other	1,330	293	2,626	549
Depreciation and amortization	2,957	585	5,879	1,170
Acquisition expenses	—	424	—	1,048
Corporate general and administrative	1,658	574	3,699	1,152
Total expenses	19,026	4,782	37,052	9,337

Operating income	3,730	746	4,670	468

Interest expense and amortization of debt issuance costs	4,299	819	8,634	1,599

Loss before income tax expense	(569)	(73)	(3,964)	(1,131)

Income tax expense (benefit)	111	33	(210)	(112)

Net loss	(680)	(106)	(3,754)	(1,019)

Loss attributable to noncontrolling interests in Operating Partnership	20	—	127	4

Net loss attributable to common stockholders	$(660)	$(106)	$(3,627)	$(1,015)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.07)	$(0.02)	$(0.40)	$(0.25)
Dividends declared	$0.44	$0.44	$0.87	$0.87
Weighted average common shares outstanding	9,296	4,588	9,048	4,108

See accompanying notes to unaudited consolidated financial statements.

4

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2018

(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2017	—	$—	8,693	$87	$193,865	$(28,501)	316	$6,062	$171,513
Issuance of common stock, net of offering costs	—	—	900	8	19,782	—	—	—	19,790
Redemption of common stock	—	—	(32)	—	(782)	—	—	—	(782)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	67	1	1,596	—	—	—	1,597
Stock-based compensation	—	—	—	—	258	—	—	—	258
Net loss	—	—	—	—	—	(3,627)	—	(127)	(3,754)
Dividends and distributions declared	—	—	—	—	—	(7,861)	—	(274)	(8,135)
Balance at June 30, 2018	—	$—	9,628	$96	$214,719	$(39,989)	316	$5,661	$180,487

See accompanying notes to unaudited consolidated financial statements.

5

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,754)	$(1,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,879	1,170
Amortization of debt issuance costs	1,139	155
Deferred income tax	(274)	(112)
Stock-based compensation	258	70
Changes in operating assets and liabilities:
Accounts receivable	(915)	(91)
Prepaid expenses and other assets	(517)	(753)
Accounts payable and accrued expenses	(656)	627
Due from related parties	899	(1,134)
Net cash provided by (used in) operating activities	2,059	(1,087)

Cash flows from investing activities
Repayment of mortgage note receivable from related party	11,200	—
Repayment of note receivable from related party	4,500	—
Improvements and additions to hotel properties	(3,895)	(134)
Net cash provided by (used in) investing activities	11,805	(134)

Cash flows from financing activities
Proceeds from issuance of common stock	21,199	38,937
Redemptions of common stock	(782)	—
Offering costs paid	(1,900)	(4,803)
Dividends paid	(6,257)	(2,342)
Operating partnership distributions paid	(276)	(16)
Repayment of notes payable	(19,474)	—
Net cash provided by (used in) financing activities	(7,490)	31,777

Net change in cash and cash equivalents and restricted cash	6,374	30,556
Cash and cash equivalents and restricted cash at beginning of period	21,735	21,448
Cash and cash equivalents and restricted cash at end of period	$28,109	$52,004

Supplemental Disclosure of Cash Flow Activity
Interest paid	$7,618	$1,546
Income tax paid	$221	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase (decrease) in accrued offering costs due to related party	$(491)	$239
Issuance of common stock from dividend reinvestment plan	$1,597	$1,000
Issuance of operating partnership units for hotel property	$—	$—
Dividends payable	$1,592	$676
Operating partnership distributions payable	$46	$3

See accompanying notes to unaudited consolidated financial statements.

6

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018
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

As of June 30, 2018, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

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

As of June 30, 2018, the Company had received and accepted investors’ subscriptions for and issued 5,986,882 shares in the Offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 200,743 shares pursuant to the DRP, resulting in gross offering proceeds of $144,518,582. On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis. The SEC declared the registration statement effective on July 19, 2018. The Company will continue to offer Shares in the Offering on a continuous basis until July 19, 2021.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”), were completed. Upon the consummation of the Merger, former Moody I stockholders received a total of approximately 3.62 million Class A shares of the Company’s common stock as stock consideration, which was equal to approximately 42% of the Company’s diluted common equity as of the closing date, and a total of approximately $45.3 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in the OP.

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

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2018 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of June 30, 2018 or December 31, 2017.

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

As of June 30, 2018, total offering costs for the Offering were $18,642,474, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,308,827 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2018, the Company had $140,768 due to the Advisor for reimbursable offering costs.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. The Company did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ended December 31, 2015 and 2014, including not having 100 shareholders for a sufficient number of days in 2015. Prior to qualifying to be taxed as a REIT, the Company was subject to normal federal and state corporation income taxes.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2018.

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

Concentration of Risk

As of June 30, 2018, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2018 and 2017.

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

When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or six months ended June 30, 2018 or 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $91,974 and $50,430 as of June 30, 2018 and December 31, 2017, respectively. Expected future amortization of deferred franchise costs as of June 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$42
2019	83
2020	83
2021	83
2022	82
Thereafter	602
Total	$975

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $2,169,130 and $1,029,922 as of June 30, 2018 and December 31, 2017, respectively. Expected future amortization of debt issuance costs as of June 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$682
2019	511
2020	512
2021	511
2022	511
Thereafter	971
Total	$3,698

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 3,750 and 11,250 shares as of June 30, 2018 and December 31, 2017, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company completed its evaluation of the effect that ASU No. 2014-09 will have on the Company’s consolidated financial statements and evaluated each of our revenue streams under the new standard. Because of the short-term day-to-day nature of the Company’s hotel revenues, the Company determined that the pattern of revenue recognition will not materially change. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and will not affect net income. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company finalized its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported in a manner consistent with Revenue Recognition (Topic 605). The Company also expects that the effect of adoption of ASU No. 2014-09 will be immaterial to the Company on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company anticipates adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures, the Company believes the impact will be minimal to the Company’s ongoing consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company adopted ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The Company does not believe that the adoption of ASU No. 2016-15 will have a material effect on the Company’s ongoing consolidated financial position or the Company’s ongoing consolidated results of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s ongoing consolidated financial position or the Company’s ongoing consolidated results of operations.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and does not anticipate that ASU No. 2017-05 will affect the Company’s ongoing consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on the Company’s ongoing consolidated financial statements.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of June 30, 2018 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,575
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	45,000
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,138
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	7,102
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,225
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,779
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,449
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,555
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	8,057
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	42,358
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,862
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,547
Totals				$399,771	1,941	$192,647

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of June 30, 2018.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein.

(5)	Property acquired as a result of the Mergers.

Investment in hotel properties consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$70,456	$70,456
Buildings and improvements	297,637	297,554
Furniture, fixtures and equipment	38,981	35,170
Total cost	407,074	403,180
Accumulated depreciation	(12,382)	(6,545)
Investment in hotel properties, net	$394,692	$396,635

Acquisition of Moody I

On September 27, 2017, in connection with the Mergers, the Company acquired interests in twelve hotel properties, including two joint venture interests, and two notes receivable from related parties from Moody I (the “Moody I Portfolio”).

As of the date of the Mergers, there were 13,257,126 shares of Moody I common stock issued and outstanding, resulting in aggregate merger consideration of $135,885,546, consisting of the following (in thousands):

Value of Company’s Class A Shares issued to Moody I stockholders	$90,567
Cash consideration paid	45,319
Aggregate merger consideration	$135,886

67% of Moody I stockholders elected to receive stock consideration in the Merger, resulting in the Company’s then current stockholders and former Moody I stockholders owning 58% and 42%, respectively, of the common stock of the Company outstanding after the consummation of the Merger, as follows (in thousands):

Company shares outstanding at date of merger	4,904
Company Class A common shares issued to Moody I stockholders on date of Merger	3,622
Total Company shares outstanding after Merger	8,526

After consideration of all applicable factors pursuant to the business combination accounting rules, the Company is considered the “accounting acquirer” because the Company is issuing common stock to Moody I stockholders, and also due to various factors including that the Company’s stockholders immediately preceding the Merger hold the largest portion of the voting rights in the Company immediately after the Merger.

The aggregate purchase price consideration as shown above was allocated to assets and liabilities of Moody I was as follows (in thousands):

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

Accounts payable and accrued expenses, due to related parties, and operating partnership distributions payable – The fair value was estimated to be their cost basis due to their short-term maturities.

Noncontrolling interests in Operating Partnership – The Company estimated the portion of the fair value of the net assets of the OP owned by third parties. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

The results of operations of the Moody I Portfolio have been included in the consolidated statement of operations as of the date of acquisition of September 27, 2017. The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2017 is presented as if the Company acquired the Moody I Portfolio on January 1, 2017. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Moody I Portfolio on January 1, 2017, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Three months ended June 30,	Six months ended June 30,
	2017	2017
Revenue	$21,877	$42,412
Net loss	(1,529)	(3,655)
Net loss attributable to common shareholders	(1,513)	(3,618)
Net loss per common share - basic and diluted	$(0.18)	$(0.42)

4.	Notes Receivable from Related Party

As of June 30, 2018 and December 31, 2017, the amount of the mortgage note receivable from related party was $0 and $11,200,000, respectively. As of June 30, 2018 and December 31, 2017, the amounts of notes receivable from related parties were $6,750,000 and $11,250,000, respectively.

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

The MN TX II Note was paid in full with all accrued interest thereon on June 29, 2018. While outstanding, interest on the outstanding principal balance of the MN TX II Note accrued at a fixed per annum rate equal to 5.50%, provided that in no event would the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note could be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the MN TX II Note was $153,715 and $156,139, respectively, for the three months ended June 30, 2018 and 2017 and was $309,854 and $312,278, respectively, for the six months ended June 30, 2018 and 2017. Interest receivable on the MN TX II Note as of June 30, 2018 and December 31, 2017 was $0, respectively.

The estimated fair value of the MN TX II Note as of June 30, 2018 and December 31, 2017 was $0 and $11,200,000, respectively. The fair value of the MN TX II Note was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 as of June 30, 2018 and December 31, 2017. The Company acquired the Related Party Note in connection with the Mergers.

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

Interest income from notes receivable from related parties was $210,400 and $0 for the three months ended June 30, 2018 and 2017, respectively, and was $473,300 and $0 for the six months ended June 30, 2018 and 2017, respectively. Interest receivable on notes receivable from related parties was $418,400 and $0 as of June 30, 2018 and December 31, 2017, respectively.

The aggregate estimated fair values of the notes receivable from related parties as of June 30, 2018 and December 31, 2017 was $6,750,000 and $11,250,000, respectively. The fair value of the notes receivable from related parties was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Lyndhurst Loan. On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I OP, and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by the Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured and was retired upon the consummation of the Mergers. Interest income from the Lyndhurst Loan was $0 for the three and six months ended June 30, 2018 and 2017. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

Fort Worth Loan. On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I OP, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a Townplace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured and was retired upon the consummation of the Mergers. Interest income from the Fort Worth Loan was $0 for the three and six months ended March 31, 2018 and 2017. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due. See Note 7, “Related Party Arrangements.”

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2018, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2018 and December 31, 2017, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2018	Principal as of December 31, 2017	Interest Rate at June 30, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,138	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,102	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,225	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,779	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,449	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,555	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,057	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,358	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,862	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,547	4,604	6.750%	April 28, 2023
Term Loan(5)	57,052	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	249,699	269,174
Less unamortized debt issuance costs	(3,698)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$246,001	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 and continue to be due and payable until the maturity date.

(2)	Monthly payments of interest only were due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only were due until the maturity date. The entire principal balance and all interest thereon was repaid in full prior to June 30, 2018.(4) Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest were due and payable until October 2017. Monthly payments of principal and interest were due and payable beginning in November 2017 until the maturity date.

Hotel properties secure their respective loans. The loan from a bank with which the Company financed the MN TX II Note was secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of June 30, 2018 are as follows (in thousands):

Years ending December 31,
2018	$58,325
2019	3,350
2020	3,487
2021	3,680
2022	3,858
Thereafter	176,999
Total	$249,699

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

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018. The Company satisfied such obligation with respect to the calendar quarter ended June 30, 2018.

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

As of June 30, 2018, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

The estimated fair value of the Company’s notes payable as of June 30, 2018 and December 31, 2017 was $245,000,000 and $269,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2018, there were a total of 9,628,008 shares of the Company’s common stock issued and outstanding, including 5,986,883 shares, net of redemptions, issued in the Offering, 3,598,125 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 35,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of June 30, 2018
Class A Shares	9,357,223
Class D Shares	—
Class T Shares	209,635
Class I Shares	61,150
Total	9,628,008

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and six months ended June 30, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Total	$6,257	$1,597	$7,854

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Total	$2,342	$1,000	$3,342

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2018 was $5,660,749, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Income (loss) from the OP attributable to these noncontrolling interests was $(20,110) and $70 for the three months ended June 30, 2018 and 2017, respectively, and was $(126,703) and $(4,448) for the six months ended June 30, 2018 and 2017, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary Offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary Offering. As of June 30, 2018, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the Offering and $2,099,018 in dealer manager fees related to the Offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $1,797,588 which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of June 30, 2018, total offering costs were $18,642,474, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,308,827 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2018, the Company had $140,768 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. In addition, the first $3,500,000 of aggregate Contingent Advisor Payments that would otherwise be paid to the Advisor (the “Contingent Advisor Holdback”), will be retained by the Company until January 16, 2019, at which time any portion of the Contingent Advisor Holdback owed to the Advisor will be paid. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the three and six months ended June 30, 2018 and 2017, the Company did not pay Advisor any acquisition fees.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and six months ended June 30, 2018 and 2017.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and six months ended June 30, 2018 and 2017.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2018 and 2017, the Company paid the Property Manager property management fees of $894,772 and $214,887, respectively, and accounting fees of $105,000 and $15,000. For the six months ended June 30, 2018 and 2017, the Company paid the Property Manager property management fees of $1,636,681 and $379,692, respectively, and accounting fees of $210,000 and $30,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2018, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2018 and 2017, the Company incurred asset management fees of $1,058,000 and $283,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred asset management fees of $2,122,000 and $566,000, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of June 30, 2018, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2018, total operating expenses of the Company were $5,937,292, which included $4,137,314 in operating expenses incurred directly by the Company and $1,799,978 incurred by the Advisor on behalf of the Company. Of the $5,937,292 in total operating expenses incurred during the four fiscal quarters ended June 30, 2018, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1,800,000 during four fiscal quarters ended June 30, 2018, which includes reimbursements for quarters prior to the four quarters ended June 30, 2018. As of June 30, 2018, the Company had $510,000 due to the Advisor for operating expense reimbursement.

Merger with Moody I

See Note 1, “Organization—Merger with Moody National REIT I, Inc.”

Fort Worth Loan

On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Fort Worth Loan was $0 for the three and six months ended June 30, 2018 and 2017.

Lyndhurst Loan

On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Lyndhurst Loan was $0 for the three and six months ended June 30, 2018 and 2017.

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

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2018, there were 1,965,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $129,894 and $34,893 for the three months ended June 30, 2018 and 2017, respectively, and $258,361 and $69,800 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there were 3,750 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 3,750 non-vested shares of $1,427 will be recognized during the third quarter of 2018.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended June 30, 2018 and year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2016	5,000	$25.00
Shares granted on August 10, 2017	5,000	$27.82
Shares granted on September 27, 2017	10,000	$27.82
Shares vested	(8,750)	$26.21

Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares vested	(7,500)	$27.82
Balance of non-vested shares as of June 30, 2018	3,750	$27.82

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at June 30, 2018, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback.

The composition of the Company’s restricted cash as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Property improvement plan	$1,903	$4,018
Real estate	2,994	2,768
Insurance	118	228
Hotel furniture and fixtures	4,083	3,199
Debt service	4,761	2,913
Seasonality	533	370
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$14,417	$13,521

Franchise Agreements

As of June 30, 2018, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,856,199 and $406,835 for the three months ended June 30, 2018 and 2017, respectively, and $3,421,650 and $712,263 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2018, the Company had operating loss carry-forwards of $281,051.

The Company had deferred tax assets of $2,577,000 and $2,303,000 as of June 30, 2018 and December 31, 2017, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2018, the TRS had a net operating loss carry-forward of $10,081,531, of which $7,249,846 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Current expense	$55	$—	$64	$—
Deferred expense (benefit)	56	33	(274)	(112)
Total expense (benefit), net	$111	$33	$(210)	$(112)

Federal	$56	$33	$(274)	$(112)
State	55	—	64	—
Total tax expense (benefit)	$111	$33	$(210)	$(112)

On June 30, 2018, the Company had net deferred tax assets of $2,577,000 primarily due to current and past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2037 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

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

Distributions Declared

On June 30, 2018, the Company declared a distribution in the aggregate amount of $1,370,258, of which $1,033,148 was paid in cash on July 15, 2018, $325,134 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $11,976 was deferred pending the return of letters of transmittal by former Moody I stockholders. On July 31, 2018, the Company declared a distribution in the aggregate amount of $1,437,842, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about August 15, 2018.

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

On January 20, 2015, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-11, or our registration statement, effective and we commenced our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public, or our primary offering, and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP.

On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class D Shares, Class I Shares and Class T Shares as our “shares.” On January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our initial public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through receipt of an increased acquisition fee (as discussed in Note 7, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

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

On January 18, 2018, we filed a registration statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in a follow-on public offering, or our follow-on offering. Effective on July 19, 2018, the SEC declared the registration statement for our follow-on offering effective and we ceased selling shares pursuant to the registration statement for our initial public offering. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

As of June 30, 2018, we had received and accepted investors’ subscriptions for and issued 5,986,882 shares in our initial public offering, excluding shares issued in connection with our merger with Moody National REIT I, Inc., or Moody I (as discussed below), and including 200,743 shares issued pursuant to the DRP, resulting in gross offering proceeds of $144,518,582. As of August 3, 2018, we had received and accepted investors’ subscriptions for and issued 6,170,235 shares in our initial public offering and our follow-on offering, including 214,764 shares issued pursuant to our DRP, resulting in gross offering proceeds of $148,441,584. As of August 3, 2018, $946,356,889 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

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

As of June 30, 2018, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody I with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” Upon the consummation of the Mergers, former Moody I stockholders received a total of approximately 3.62 million or our Class A Shares as stock consideration, which was equal to approximately 43% of our diluted common equity as of the closing date, and a total of approximately $45.3 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership.

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

Results of Operations

We were formed on July 25, 2014. As of June 30, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, and a mortgage note receivable from a related party, or the MN TX II Note. On September 27, 2017, as a result of the closing of the Mergers, we acquired interests in twelve hotel properties and two notes receivable from related parties, which we refer to as the Moody I portfolio. As a result, as of June 30, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Because we owned only two properties as of June 30, 2017, our results of operations for the three months ended June 30, 2018 are not directly comparable to those for the three months ended June 30, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017

Revenue

Total revenue increased to $22,755,610 for the three months ended June 30, 2018 from $5,528,325 for the three months ended June 30, 2017. Hotel revenue increased to $22,391,495 for the three months ended June 30, 2018 from $5,372,186 for the three months ended June 30, 2017 due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017. Interest income from our notes receivable increased to $364,115 for the three months ended June 30, 2018 from $156,139 for three months ended June 30, 2017 due to the acquisition of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended June 30, 2018 and 2017 follows (in thousands):

	Three months ended June 30,		Increase
	2018	2017	(Decrease)
Residence Inn Austin	$1,360	$1,292	$68
Springhill Suites Seattle	3,721	4,080	(359)
	$5,081	$5,372	$(291)

Revenues for the Springhill Suites Seattle decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily because an increased supply of Marriott branded hotels in the downtown Seattle area has diluted the average daily rate and occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $13,080,565 for the three months ended June 30, 2018 from $2,905,687 for the three months ended June 30, 2018. The increase in hotel operating expenses was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1,329,597 for the three months ended June 30, 2018 from $293,326 for the three months ended June 30, 2017. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $2,957,012, for the three months ended June 30, 2018 from $585,516 for the three months ended June 30, 2017. The increase in depreciation and amortization was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Acquisition Expenses

Acquisition expenses decreased to $0 for the three months ended June 30, 2018 from $423,601 for the three months ended June 30, 2017 because we did not incur expenses related to the Mergers during the three months ended June 30, 2018 as we did during the three months ended June 30, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,658,277 for the three months ended June 30, 2018 from $573,848 for the three months ended June 30, 2017. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $4,299,380 for the three months ended June 30, 2018 from $819,327 for the three months ended June 30, 2017. Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense increased to $111,228 for the three months ended June 30, 2018 from $33,000 for the three months ended June 30, 2017 due to an increase in taxable income of the TRS for the three months ended June 30, 2018 from the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017

Revenue

Total revenue increased to $41,721,815 for the six months ended June 30, 2018 from $9,804,590 for the six months ended June 30, 2017. Hotel revenue increased to $40,938,661 for the six months ended June 30, 2018 from $9,492,312 for the six months ended June 30, 2017 due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017. Interest income from our notes receivable increased to $783,154 for the six months ended June 30, 2018 from $312,278 for six months ended June 30, 2017 due to the acquisition of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the six months ended June 30, 2018 and 2017 follows (in thousands):

	Six months ended June 30,		Increase
	2018	2017	(Decrease)
Residence Inn Austin	$2,676	$2,588	$88
Springhill Suites Seattle	6,367	6,904	(537)
	$9,043	$9,492	$(449)

Revenues for the Springhill Suites Seattle decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily because an increased supply of Marriott branded hotels in the downtown Seattle area has diluted the average daily rate and occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $24,848,170 for the six months ended June 30, 2018 from $5,417,674 for the six months ended June 30, 2018. The increase in hotel operating expenses was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $2,625,593 for the six months ended June 30, 2018 from $548,626 for the six months ended June 30, 2017. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $5,879,027 for the six months ended June 30, 2018 from $1,169,987 for the six months ended June 30, 2017. The increase in depreciation and amortization was primarily due to the fact that we owned fourteen hotel properties at June 30, 2018 compared to two hotel properties at June 30, 2017.

Acquisition Expenses

Acquisition expenses decreased to $0 for the six months ended June 30, 2018 from $1,048,328 for the six months ended June 30, 2017 because we did not incur expenses related to the Mergers during the six months ended June 30, 2018 as we did during the six months ended June 30, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3,699,020 for the six months ended June 30, 2018 from $1,152,486 for the six months ended June 30, 2017 due an increase in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $8,633,938 for the six months ended June 30, 2018 from $1,599,269 for the six months ended June 30, 2017. Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Our income tax benefit increased to $209,772 for the six months ended June 30, 2018 from $112,000 for the six months ended June 30, 2017 due to our taxable REIT subsidiary having a taxable loss for the six months ended June 30, 2018 and taxable income for the six months ended June 30, 2017.

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

Net Cash Provided by (Used in) Operating Activities

As of June 30, 2018, we owned interests in fourteen hotel properties and one note receivable from related party. As of June 30, 2017, we owned two hotel properties. Net cash provided by (used in) operating activities for the six months ended June 30, 2018 and 2017 was $2,059,000 and $(1,086,881), respectively. The increase in cash provided by (used in) operating activities for the six months ended June 30, 2018 was primarily due to the fact net operating income increased to $4,670,005 the six months ended June 30, 2018 from $467,489 for the six months ended June 30, 2017.

Net Cash Provided By (Used in) Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash provided by (used in) investing activities for the six months ended June 30, 2018 and 2017 was $11,805,310 and $(133,933), respectively. The increase in cash provided by investing activities for the six months ended June 30, 2018 was due to the fact that the related party mortgage note and the related party mezzanine note receivable were paid in full during the six months ended June 30, 2018.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2018, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and distributions paid to our stockholders. Net cash provided by (used in) financing activities for the six months ended June 30, 2018 and 2017 was $(7,490,239) and $31,776,573, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2018, was primarily due to a decrease in gross offering proceeds of $21,198,873 for the six months ended June 30, 2018 compared to $38,936,780 for the six months ended June 30, 2017 and to an increase in repayments of notes payable to $19,474,162 for the six months ended June 30, 2018 compared to $0 for the six months ended June 30, 2017.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2018, we had cash on hand and restricted cash of $28,108,559.

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

The Term Loan Agreement also contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, furniture, fixtures and equipment, and insurance, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The balance of the term loan was $57,052,035 as of June 30, 2018.

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

As of June 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

As of June 30, 2018, our outstanding indebtedness totaled $249,699,157, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2018 and 2016, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations(1)	$249,699	$58,325	$6,837	$7,538	$176,999
Interest payments on outstanding debt obligations(2)	59,768	5,875	17,653	16,951	19,289
Total	$309,467	$64,200	$24,490	$24,489	$196,288

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2018.

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

As of June 30, 2018, total offering costs were $18,642,474, comprised of $12,333,647 of offering costs incurred directly by us and $6,308,827 in offering costs incurred by and reimbursable to our advisor. As of June 30, 2018, we had $140,768 due to our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2018, our total operating expenses were $5,937,292, which included $4,137,314 in operating expenses incurred directly by us and $1,799,978 incurred by our advisor on our behalf. Of that $5,937,292 in total operating expenses incurred during four fiscal quarters ended June 30, 2018, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,800,000 during four fiscal quarters ended June 30, 2018, which includes reimbursements for quarters prior to the four quarters ended June 30, 2018. As of June 30, 2018, we had $510,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2018.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2013 through 2017 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2018 and 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We anticipate adopting this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our ongoing consolidated statements of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-15 will have a material effect on our ongoing consolidated financial position or our ongoing consolidated results of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We do not anticipate that the adoption of ASU No. 2016-18 will have a material effect on our ongoing consolidated financial position or our ongoing consolidated results of operations.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU No. 2017-05 will impact the recognition of gains and losses from hotel sales. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and do not anticipate that ASU No. 2017-05 will affect our ongoing consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on our ongoing consolidated financial statements.

Inflation

As of June 30, 2018, our investments consisted of interests in fourteen hotel properties and three notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The notes receivable from related parties bear interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of June 30, 2018, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Total	$6,257	$1,597	$7,854

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Total	$2,342	$1,000	$3,342

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended June 30, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(680)	$(106)	$(3,754)	$(1,019)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	2,957	585	5,879	1,170
Funds from Operations	2,277	479	2,125	151
Adjustments:
Acquisition expenses	—	424	—	1,048
Modified Funds from Operations	$2,277	$903	$2,125	$1,199

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On June 30, 2018, we declared a distribution in the aggregate amount of $1,370,258, of which $1,033,148 was paid in cash on July 15, 2018, $325,134 was paid pursuant to the DRP in the form of additional shares of our common stock, and $11,976 was deferred pending the return of letters of transmittal by former Moody I stockholders. On July 31, 2018, we declared a distribution in the aggregate amount of $1,437,842, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about August 15, 2018.

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

As of June 30, 2018, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2018 and 2017, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2018	Principal as of December 31, 2017	Interest Rate at June 30, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,138	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,102	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,225	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,779	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,449	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,555	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,057	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,358	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,862	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,547	4,604	6.750%	April 28, 2023
Term Loan(5)	57,052	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	249,699	269,174
Less unamortized debt issuance costs	(3,698)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$246,001	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 until the maturity date.

(2)	Monthly payments of interest only are due and payable in calendar years 2016 and 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only were due until the maturity date. The entire principal balance and all interest thereon was repaid in full prior to June 30, 2018.

(4)	Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal and interest are due and payable beginning in November 2017 until the maturity date.

Hotel properties secure their respective loans. The loan from a bank with which we financed the MN TX II Note was secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $19,208,758 in total distributions we paid during the period from our inception through June 30, 2018, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $19,208,758, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of any class of our common stock to the public in our primary offering and up to $100,000,000 of shares of any class of our common stock pursuant to our DRP. Each class of our shares of common stock were offered (i) to the public in the primary offering at a purchase price equal to such share class’ NAV per share as of December 31, 2017, or $23.19 per share, and (ii) to our stockholders pursuant to the DRP at a purchase price equal to such share class’ NAV per share as of December 31, 2017, or $23.19 per share.

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective on July 19, 2018, the SEC declared the registration statement for our follow-on offering effective and we ceased selling shares pursuant to the registration statement for our initial public offering.

As of June 30, 2018, we had accepted subscriptions for, and issued, 5,986,882 shares of our common stock in our initial public offering, excluding shares issued in connection with the Mergers, and including 200,743 shares of our common stock issued pursuant to our DRP, resulting in gross offering proceeds of $144,518,582.

As of June 30, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth in the table below (in thousands). Our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	7,120	Actual
Total expenses	$18,642

As of June 30, 2018, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $125,876,107, excluding $4,876,393 in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from our initial public offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of June 30, 2018, we used approximately $86,078,809 of the net proceeds from our initial public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle and to originate the MN TX II note. As of June 30, 2018, we had paid $14,710,079 of acquisition expenses, including $12,955,592 related to the Mergers.

During the three months ended June 30, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2018	29,795.97	$24.52		(2)
May 2018	—	$—		(2)
June 2018	—	$—		(2)
	29,795.97

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 25,795.97 shares requested to be redeemed were redeemed during the quarter ended June 30, 2018 at an average price of $24.52 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed June 13, 2017)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc.(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2017)

10.1	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.2	Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.3	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: August 13, 2018	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Robert W. Engel
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