Form 10-Q
period 2018-09-30
Moody National REIT II, Inc.
filed 2018-11-13
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 000-55778

MOODY NATIONAL REIT II, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1436295
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 Woodway Drive, Suite 110 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-7500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒ No ☐

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

As of November 2, 2018, there were 10,263,132 shares of the Registrant’s common stock issued and outstanding, consisting of 9,943,802 shares of Class A common stock, 0 shares of Class D common stock, 70,146 shares of Class I common stock, and 249,184 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Investments in hotel properties, net	$393,673	$396,635
Cash and cash equivalents	9,219	8,214
Restricted cash	16,517	13,521
Accounts receivable, net of allowance for doubtful accounts of $33 at September 30, 2018 and December 31, 2017	1,386	1,383
Mortgage note receivable from related party	—	11,200
Notes receivable from related parties	6,750	11,250
Prepaid expenses and other assets	3,540	3,027
Deferred franchise costs, net of accumulated amortization of $113 and $50 at September 30, 2018 and December 31, 2017, respectively	954	1,016
Due from related parties	930	230
Total Assets	$432,969	$446,476

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $3,143 and $4,838 as of September 30, 2018 and December 31, 2017, respectively	$238,305	$264,336
Accounts payable and accrued expenses	8,195	8,425
Due to related parties	—	569
Dividends payable	1,662	1,585
Operating partnership distributions payable	46	47
Total Liabilities	248,208	274,962

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 10,105 and 8,693 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	101	87
Additional paid-in capital	225,267	193,865
Accumulated deficit	(46,074)	(28,501)
Total stockholders’ equity	179,294	165,451
Noncontrolling interests in Operating Partnership	5,466	6,062
Total Equity	184,760	171,513

TOTAL LIABILITIES AND EQUITY	$432,969	$446,476

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Room revenue	$19,646	$6,125	$58,112	$14,863
Other hotel revenue	1,238	393	3,711	1,147
Total hotel revenue	20,884	6,518	61,823	16,010
Interest income from mortgage note receivable	187	173	970	485
Total revenue	21,071	6,691	62,793	16,495

Expenses
Hotel operating expenses	12,947	3,550	37,795	8,968
Property taxes, insurance and other	1,476	303	4,102	851
Depreciation and amortization	3,042	671	8,921	1,841
Acquisition expenses	—	10,758	—	11,806
Corporate general and administrative	1,281	356	4,980	1,509
Total expenses	18,746	15,638	55,798	24,975

Operating income (loss)	2,325	(8,947)	6,995	(8,480)

Interest expense and amortization of debt issuance costs	4,060	979	12,694	2,578

Loss before income tax expense	(1,735)	(9,926)	(5,699)	(11,058)

Income tax expense (benefit)	60	111	(150)	(1)

Net loss	(1,795)	(10,037)	(5,549)	(11,057)

Loss attributable to noncontrolling interests in Operating Partnership	55	51	182	56

Net loss attributable to common stockholders	$(1,740)	$(9,986)	$(5,367)	$(11,001)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.18)	$(2.00)	$(0.58)	$(2.50)
Dividends declared	$0.44	$0.44	$1.31	$1.31
Weighted average common shares outstanding	9,858	4,993	9,321	4,406

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2018
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2017	—	$—	8,693	$87	$193,865	$(28,501)	316	$6,062	$171,513
Issuance of common stock, net of offering costs	—	—	1,354	14	30,027	—	—	—	30,041
Redemption of common stock	—	—	(64)	(1)	(1,550)	—	—	—	(1,551)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	112	1	2,630	—	—	—	2,631
Stock-based compensation	—	—	10	—	295	—	—	—	295
Net loss	—	—	—	—	—	(5,367)	—	(182)	(5,549)
Dividends and distributions declared	—	—	—	—	—	(12,206)	—	(414)	(12,620)
Balance at September 30, 2018	—	$—	10,105	$101	$225,267	$(46,074)	316	$5,466	$184,760

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,549)	$(11,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,921	1,841
Amortization of debt issuance costs	1,695	189
Deferred income tax	(274)	(1)
Stock-based compensation	295	96
Changes in operating assets and liabilities:
Accounts receivable	(3)	(193)
Prepaid expenses and other assets	(239)	(31)
Accounts payable and accrued expenses	(230)	986
Due from related parties	(563)	(2,741)
Net cash provided by (used in) operating activities	4,053	(10,911)

Cash flows from investing activities
Repayment of mortgage note receivable from related party	11,200	—
Repayment of note receivable from related party	4,500	—
Due to related parties	—	2,000
Origination of notes receivable from Moody I	—	(37,754)
Improvements and additions to hotel properties	(5,898)	(227)
Acquisition of Moody I, net of cash and restricted cash acquired	—	(38,456)
Net cash provided by (used in) investing activities	9,802	(74,437)

Cash flows from financing activities
Proceeds from issuance of common stock	31,851	42,658
Redemptions of common stock	(1,551)	—
Offering costs paid	(2,516)	(12,379)
Dividends paid	(9,498)	(3,820)
Operating partnership distributions paid	(415)	(24)
Proceeds of note payable	—	70,000
Repayment of notes payable	(27,725)	—
Payment of debt issuance costs	—	(4,450)
Net cash provided by (used in) financing activities	(9,854)	91,985

Net change in cash and cash equivalents and restricted cash	4,001	6,637
Cash and cash equivalents and restricted cash at beginning of period	21,735	21,448
Cash and cash equivalents and restricted cash at end of period	$25,736	$28,085

Supplemental Disclosure of Cash Flow Activity
Interest paid	$11,178	$2,335
Income tax paid	$272	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase (decrease) in accrued offering costs due to related party	$(706)	$306
Issuance of common stock from dividend reinvestment plan	$2,631	$1,627
Issuance of common stock in connection with Merger	$—	$91,219
Issuance of operating partnership units in connection with Merger	$—	$5,595
Assumption of notes payable in connection with Merger	$—	$132,745
Repayment of notes receivable from Moody I in connection with Merger	$—	$37,754
Dividends payable	$1,662	$756
Operating partnership distributions payable	$46	$8

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITD CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2018, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

On January 20, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering, of up to $1,100,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public, and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”).

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

On March 19, 2018, the Company’s board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company’s common stock of $23.19 per share as of December 31, 2017. Accordingly, the Company is currently offering the Shares (i) to the public in the Company’s primary offering at a purchase price of $23.19 per share, which is equal to the estimated NAV per share for each class as of December 31, 2017, and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the estimated NAV per share for each class as of December 31, 2017.

On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990,000,000 in any combination of the Shares to be sold on a “best efforts” basis in the Company’s follow-on public offering. The SEC declared the registration statement effective on July 19, 2018. The Company will continue to offer Shares in the follow-on offering on a continuous basis until July 19, 2021, subject to extension for an additional year by our board of directors.

As of September 30, 2018, the Company had received and accepted investors’ subscriptions for and issued 6,470,809 shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 245,357 shares pursuant to the DRP, resulting in gross offering proceeds of $154,702,446. As of September 30, 2018, the Company had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of September 30, 2018, the Company had received and accepted investors’ subscriptions for and issued 344,816 shares in the follow-on offering, including 30,593 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $7,286,821 for the follow-on offering.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”), were completed. Upon the consummation of the Merger, former Moody I stockholders received a total of approximately 3.61 million Class A shares of the Company’s common stock as stock consideration, which was equal to approximately 42% of the Company’s diluted common equity as of the closing date, and a total of approximately $45.4 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in the OP.

In connection with the Mergers, the Company paid the Advisor an acquisition fee of $670,000, which equaled 1.5% of the cash consideration paid to Moody I stockholders, and a financing coordination fee of $1,720,000, which amount was based on the loans assumed from Moody I in connection with the Mergers, including debt held by the Company with respect to two properties that were previously owned by Moody I. Moody I paid its advisor $5,580,685 (the “Moody I Advisor Payment”). The Moody I Advisor Payment was a negotiated amount that represents a reduction in the disposition fee to which Moody I’s advisor could have been entitled and a waiver of any other fees that Moody I’s advisor would have been due under the Moody I advisory agreement in connection with the Mergers. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. In addition, Moody I OP paid $613,751 to OP Holdings I, LLC, which amount was the promote payment to which OP Holdings I, LLC was entitled under the terms of the limited partnership agreement of Moody I OP. The Company also paid Moody Securities a stockholder servicing fee of up to $2.125 per share of the Company’s Class A Shares issued as stock consideration in the Merger, for an aggregate amount of approximately $7.0 million in stockholder servicing fees, all of which was reallowed to broker-dealers that provide ongoing financial advisory services to former stockholders of Moody I following the Mergers and that entered into participating broker-dealer agreements with Moody Securities.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries over which it has control. All intercompany balances and transactions are eliminated in consolidation.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the full year of 2018. For further information, please read the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of September 30, 2018 or December 31, 2017.

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

As of September 30, 2018, total offering costs for the initial public offering and the follow-on offering were $19,043,481, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,709,834 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, total offering costs for the follow-on offering were $678,186, comprised of $0 of offering costs incurred directly by the Company and $678,186 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, the Company had $73,993 due from the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2018.

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

Concentration of Risk

As of September 30, 2018, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2018 and 2017.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three or nine months ended September 30, 2018 or 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $112,746 and $50,430 as of September 30, 2018 and December 31, 2017, respectively. Expected future amortization of deferred franchise costs as of September 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$21
2019	83
2020	83
2021	83
2022	82
Thereafter	602
Total	$954

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $2,724,562 and $1,029,922 as of September 30, 2018 and December 31, 2017, respectively. Expected future amortization of debt issuance costs as of September 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$127
2019	511
2020	512
2021	511
2022	511
Thereafter	971
Total	$3,143

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 10,000 and 11,250 shares as of September 30, 2018 and December 31, 2017, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company adopted ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The Company does not believe that the adoption of ASU No. 2016-15 has a material effect on the Company’s ongoing consolidated financial position or the Company’s ongoing consolidated results of operations.

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

3.       Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2018 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,575
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	45,000
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,102
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	7,065
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,192
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,734
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,396
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,479
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	8,026
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	42,181
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,821
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,519
Totals				$399,771	1,941	$192,090

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of September 30, 2018.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt.”

(5)	Property acquired as a result of the Mergers.

Investment in hotel properties consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$70,456	$70,456
Buildings and improvements	297,680	297,554
Furniture, fixtures and equipment	40,942	35,170
Total cost	409,078	403,180
Accumulated depreciation	(15,405)	(6,545)
Investment in hotel properties, net	$393,673	$396,635

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

As of the date of the Mergers, there were 13,257,126 shares of Moody I common stock issued and outstanding, resulting in aggregate merger consideration of $135,885,546, consisting of the following (in thousands):

Value of Company’s Class A Shares issued to Moody I stockholders	$90,486
Cash consideration paid	45,400
Aggregate merger consideration	$135,886

67% of Moody I stockholders elected to receive stock consideration in the Merger, resulting in the Company’s then current stockholders and former Moody I stockholders owning 58% and 42%, respectively, of the common stock of the Company outstanding after the consummation of the Merger, as follows (in thousands):

Company shares outstanding at date of merger	4,904
Company Class A common shares issued to Moody I stockholders on date of Merger	3,615
Total Company shares outstanding after Merger	8,519

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

Deferred income tax asset – The Company estimated the fair value of the deferred income tax asset by estimating the amount of the net operating loss that will be utilized in future periods by the TRS. The estimated fair value assumes the net operating losses of Moody I will be able to be utilized by the Company’s TRS, subject to limitations caused by the change in control of the TRS.

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

The results of operations of the Moody I Portfolio have been included in the consolidated statement of operations as of the date of acquisition of September 27, 2017. The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2017 is presented as if the Company acquired the Moody I Portfolio on January 1, 2017. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Moody I Portfolio on January 1, 2017, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
Revenue	$23,040	$65,677
Net loss	(1,125)	(4,806)
Net loss attributable to common shareholders	(1,058)	(4,701)
Net loss per common share - basic and diluted	$(0.12)	$(0.55)

4.	Notes Receivable from Related Party

As of September 30, 2018 and December 31, 2017, the amount of the mortgage note receivable from related party was $0 and $11,200,000, respectively. As of September 30, 2018 and December 31, 2017, the amounts of notes receivable from related parties were $6,750,000 and $11,250,000, respectively.

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

The MN TX II Note was paid in full with all accrued interest thereon on June 29, 2018. While outstanding, interest on the outstanding principal balance of the MN TX II Note accrued at a fixed per annum rate equal to 5.50%, provided that in no event would the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note could be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the MN TX II Note was $0 and $156,139, respectively, for the three months ended September 30, 2018 and 2017 and was $309,854 and $468,417, respectively, for the nine months ended September 30, 2018 and 2017.

The estimated fair value of the MN TX II Note as of September 30, 2018 and December 31, 2017 was $0 and $11,200,000, respectively. The fair value of the MN TX II Note was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 as of September 30, 2018 and December 31, 2017. The Company acquired the Related Party Note in connection with the Mergers.

On August 15, 2016, the maturity date of the Related Party note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018. On August 30, 2018, the maturity date was extended to April 30, 2019.

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

Interest income from notes receivable from related parties was $187,400 and $16,775 for the three months ended September 30, 2018 and 2017, respectively, and was $660,770 and $16,775 for the nine months ended September 30, 2018 and 2017, respectively. Interest receivable on notes receivable from related parties was $605,800 and $0 as of September 30, 2018 and December 31, 2017, respectively.

The aggregate estimated fair values of the notes receivable from related parties as of September 30, 2018 and December 31, 2017 was $6,750,000 and $11,250,000, respectively. The fair value of the notes receivable from related parties was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Lyndhurst Loan. On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I OP, and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by the Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured and was retired upon the consummation of the Mergers. Interest income from the Lyndhurst Loan was $0 and $115,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

Fort Worth Loan. On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I OP, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a Townplace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured and was retired upon the consummation of the Mergers. Interest income from the Fort Worth Loan was $0 and $55,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due. See Note 7, “Related Party Arrangements.”

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2018, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2018 and December 31, 2017, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of September 30, 2018	Principal as of December 31, 2017	Interest Rate at September 30, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,102	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,065	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,192	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,734	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,396	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,479	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,026	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,181	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,821	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,519	4,604	7.250%	April 28, 2023
Term Loan(5)	49,358	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	241,448	269,174
Less unamortized debt issuance costs	(3,143)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$238,305	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 and continue to be due and payable until the maturity date.

(2)	Monthly payments of interest only were due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only were due until the maturity date. The entire principal balance and all interest thereon was repaid in full prior to June 30, 2018.

(4)	Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest were due and payable until October 2017. Monthly payments of principal and interest were due and payable beginning in November 2017 until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed below. The Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties are pledged as security for the Term Loan. As of October 24, 2018, the interest rate was 30-day LIBOR plus 3.75%.

Hotel properties secure their respective loans. The loan from a bank with which the Company financed the MN TX II Note was secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of September 30, 2018 are as follows (in thousands):

Years ending December 31,
2018	$5,217
2019	48,207
2020	3,487
2021	3,680
2022	3,858
Thereafter	176,999
Total	$241,448

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association (“KeyBank”), as agent and lender, entered into a term loan agreement (as amended, the “Term Loan Agreement”) (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties thereto, are referred to as the “Lenders”). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. The outstanding principal of the Term Loan will initially bear interest, payable monthly, at either (i) 6.25% per year over the base rate, which is defined in the Term Loan Agreement as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the Agent at the Agent’s Head Office as its “prime rate,” (b) the then applicable LIBOR for a one month Interest Period plus one percent (1.00%), or (c) one half of one percent (0.5%) above the Federal Funds Effective Rate or (ii) 7.25% per year over the LIBOR rate for the applicable Interest Period, but upon reduction of the outstanding principal balance of the Term Loan to a specified level, the margins over the base rate or LIBOR rate will be reduced to 2.95% and 3.95%, respectively. As a condition to the funding of the Term Loan, the OP has entered into an interest rate cap arrangement with KeyBank that caps LIBOR at 1.75% until the initial Maturity Date with respect to $26.0 million of the principal of the Term Loan. The Company began making principal payments of $1.5 million per month in November 2017.

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending September 30, 2018. The Company satisfied such obligation with respect to the calendar quarter ended September 30, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% the OP’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal will be based on a 30-year amortization schedule using a fixed rate of 5.5% per annum, and the margins over the base rate or LIBOR rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

The performance of the Company’s obligations under the Term Loan Agreement is secured by, among other things, mortgages on the Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and by pledges of certain portions of the ownership interests in certain subsidiaries of the OP. Pursuant to a Guaranty Agreement in favor of KeyBank, the Company and certain of its subsidiaries, including the owners of the Lyndhurst hotel property and Fort Worth hotel property, will be fully and personally liable for the payment and performance of the obligations set forth in the Term Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Term Loan Agreement.

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

As of September 30, 2018, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

The estimated fair value of the Company’s notes payable as of September 30, 2018 and December 31, 2017 was $234,000,000 and $269,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.       Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2018, there were a total of 10,105,261 shares of the Company’s common stock issued and outstanding, including 6,470,809 shares, net of redemptions, issued in the Offering, 3,581,452 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 35,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of September 30, 2018
Class A Shares	9,794,285
Class D Shares	—
Class T Shares	244,050
Class I Shares	66,926
Total	10,105,261

The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders for 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of the Company’s common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. The Company’s board of directors authorized and declared a distribution to its stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of the Company’s common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Total	$9,498	$2,631	$12,129

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Third Quarter 2017	1,478	627	2,105
Total	$3,820	$1,627	$5,447

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2018 and December 31, 2017 was $5,465,859 and $6,062,150, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $55,264 and $51,392 for the three months ended September 30, 2018 and 2017, respectively, and was $181,967 and $55,840 for the nine months ended September 30, 2018 and 2017, respectively.

7.       Related Party Arrangements

Pursuant to the Advisory Agreement, the Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offerings and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by the Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 9, “Subordinated Participation Interest.”

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the Company’s primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the Company’s primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes with the following fees: (A) up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in the Company’s primary offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in the Company’s primary offering; (B) up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in the Company’s primary offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in the Company’s primary offering (the Sponsor may also pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the primary offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of Class D Shares purchased in the primary offering, which will not be reimbursed by the Company); and (C) a trailing stockholder servicing fee of (i) 1.0% per annum of the NAV of Class T Shares sold in the primary offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the primary offering. Shares sold pursuant to the DRP are not subject to selling commissions, dealer manager fees or stockholder servicing fees. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s ongoing public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment. In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the Company’s primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the Company’s primary offering. As of September 30, 2018, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees and $2,099,018 in dealer manager fees, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $2,709,453 which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

Organization and Offering Expenses

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and do not cause the cumulative selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Company’s follow-on offering as of the date of reimbursement.

As of September 30, 2018, total offering costs for the initial public offering and the follow-on offering were $19,043,481, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,709,834 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, total offering costs for the follow-on offering were $678,186, comprised of $0 of offering costs incurred directly by the Company and $678,186 in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2018, the Company had $73,993 due from the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. In addition, the first $3,500,000 of aggregate Contingent Advisor Payments that would otherwise be paid to the Advisor (the “Contingent Advisor Holdback”), will be retained by the Company until January 16, 2019, at which time any portion of the Contingent Advisor Holdback owed to the Advisor will be paid. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the three and nine months ended September 30, 2018, the Company did not pay Advisor any acquisition fees. For the three and nine months ended September 30, 2017, the Company paid the Advisor acquisition fees of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2018 and 2017.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company paid $1,720,000 in financing coordination fees to the Advisor in connection with the acquisition of the Moody I Portfolio based on the loans assumed from Moody I in connection with the Merger, including the debt held by the Company related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2018 and 2017, the Company paid the Property Manager property management fees of $835,366 and $253,686, respectively, and accounting fees of $105,000 and $19,000. For the nine months ended September 30, 2018 and 2017, the Company paid the Property Manager property management fees of $2,472,047 and $633,378, respectively, and accounting fees of $315,000 and $49,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2018, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2018 and 2017, the Company incurred asset management fees of $1,035,000 and $283,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred asset management fees of $3,157,000 and $849,000, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of September 30, 2018, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2018, total operating expenses of the Company were $6,988,472, which included $4,952,586 in operating expenses incurred directly by the Company and $2,035,886 incurred by the Advisor on behalf of the Company. Of the $6,988,472 in total operating expenses incurred during the four fiscal quarters ended September 30, 2018, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2,095,000 during four fiscal quarters ended September 30, 2018, which includes reimbursements for quarters prior to the four quarters ended September 30, 2018. As of September 30, 2018, the Company had $285,000 due from the Advisor for operating expense reimbursement.

Merger with Moody I

See Note 1, “Organization—Merger with Moody National REIT I, Inc.”

Fort Worth Loan

On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Fort Worth Loan was $0 and $55,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Lyndhurst Loan

On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Lyndhurst Loan was $0 and $155,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2018, there were 1,965,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $36,670 and $26,574 for the three months ended September 30, 2018 and 2017, respectively, and $294,968 and $96,374 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there were 10,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 10,000 non-vested shares of $196,720 will be recognized during the fourth quarter of 2018 and the first, second and third quarters of 2019.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended September 30, 2018 and year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2016	5,000	$25.00
Shares granted on August 10, 2017	5,000	$27.82
Shares granted on September 27, 2017	10,000	$27.82
Shares vested	(8,750)	$26.21

Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 10, 2017	10,000	$23.19
Shares vested	(11,250)	$27.82
Balance of non-vested shares as of September 30, 2018	10,000	$23.19

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2018, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Property improvement plan	$1,625	$4,018
Real estate taxes	4,090	2,768
Insurance	175	228
Hotel furniture and fixtures	4,118	3,199
Debt service	5,776	2,913
Seasonality	708	370
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$16,517	$13,521

Franchise Agreements

As of September 30, 2018, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,715,702 and $502,702 for the three months ended September 30, 2018 and 2017, respectively, and $5,137,352 and $1,214,965 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2018, the Company had operating loss carry-forwards of $3,599,399.

The Company had deferred tax assets of $2,577,000 and $2,303,000 as of September 30, 2018 and December 31, 2017, respectively, net of a valuation allowance of $328,000 and $0 as of September 30, 2018 and December 31, 2017, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2018, the TRS had a net operating loss carry-forward of $10,091,359, of which $7,292,853 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Current expense	$60	$—	$124	$—
Deferred expense (benefit)	(328)	111	(602)	(1)
Valuation provision for deferred benefit	328	—	328	—
Total expense (benefit), net	$60	$111	$(150)	$(1)

Federal	$(328)	$111	$(602)	$(1)
Valuation provision for federal taxes	328	—	328	—
State	60	—	124	—
Total tax expense (benefit)	$60	$111	$(150)	$(1)

On September 30, 2018, the Company had net deferred tax assets of $2,577,000 primarily due to current and past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2037 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

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

Distributions Declared

On September 30, 2018, the Company declared a distribution in the aggregate amount of $1,441,142, of which $1,090,818 was paid in cash on October 15, 2018, $350,324 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $29,445 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On October 31, 2018, the Company declared a distribution in the aggregate amount of $1,515,848, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about November 15, 2018.

Green Bank Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16,000,000. The proceeds of the promissory note were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The maturity date of the promissory note is April 24, 2019 and the note bears interest at an annual rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 2.5%. The Company and the OP are collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1,500,000 and 50% of our consolidated net cash flow. The promissory note may be prepaid at any time in whole or in part without penalty.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing public offering;

●	our ability to effectively deploy the proceeds raised in our ongoing public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	our ability to effectively integrate and manage our expanded operations following the consummation of our merger with Moody National REIT I, Inc.;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of REITs (as defined below);

●	the availability of capital; and

●	changes in interest rates.

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

On June 26, 2017, the SEC declared effective our post-effective amendment to our registration statement, which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class D common stock, $0.01 par value per share, or the Class D Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class D Shares, Class I Shares and Class T Shares as our “shares.” On January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through receipt of an increased acquisition fee (as discussed in Note 7, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

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

As of September 30, 2018, we had received and accepted investors’ subscriptions for and issued 6,470,809 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 245,357 shares pursuant to the DRP, resulting in gross offering proceeds of $154,702,446. As of September 30, 2018, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of September 30, 2018, we had received and accepted investors’ subscriptions for and issued 344,816 shares in the follow-on offering, including 30,593 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $7,286,821 for the follow-on offering.

As of November 2, 2018, we had received and accepted investors’ subscriptions for and issued 504,825 shares in our follow-on offering, including 45,700 shares issued pursuant to our DRP, resulting in gross offering proceeds of $10,858,915. As of November 2, 2018, $935,464,153 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our public offerings and is responsible for the distribution of our common stock in our ongoing follow-on offering.

We use the net proceeds from our public offerings to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of September 30, 2018, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody I with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” Upon the consummation of the Mergers, former Moody I stockholders received a total of approximately 3.61 million or our Class A Shares as stock consideration, which was equal to approximately 42% of our diluted common equity as of the closing date, and a total of approximately $45.4 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership.

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

Results of Operations

We were formed on July 25, 2014. Until September 27, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, and a mortgage note receivable from a related party, or the MN TX II Note. On September 27, 2017, as a result of the closing of the Mergers, we acquired interests in twelve hotel properties and two notes receivable from related parties, which we refer to as the Moody I portfolio. As a result, as of September 30, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Because we owned only two hotel properties until September 27, 2017, the date of the Mergers, our results of operations for the three months ended September 30, 2018 are not directly comparable to those for the three months ended September 30, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017

Revenue

Total revenue increased to $21,071,549 for the three months ended September 30, 2018 from $6,690,952 for the three months ended September 30, 2017. Hotel revenue increased to $20,884,149 for the three months ended September 30, 2018 from $6,518,037 for the three months ended September 30, 2017 due to the fact that we owned fourteen hotel properties during the entire quarter ended September 30, 2018 compared to two hotel properties until September 27, 2017. Interest income from our notes receivable increased to $187,400 for the three months ended September 30, 2018 from $172,915 for three months ended September 30, 2017 due to the acquisition of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended September 30, 2018 and 2017 follows (in thousands):

	Three months ended September 30,
	2018	2017	Increase (Decrease)
Residence Inn Austin	$1,086	$1,162	$(76)
Springhill Suites Seattle	4,490	4,654	(164)
Total	$5,576	$5,816	$(240)

Revenues for the Springhill Suites Seattle decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily because an increased supply of Marriott branded hotels in the downtown Seattle area has diluted the average daily rate and occupancy. Revenues for the Residence Inn Austin decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily because revenue for the three months ended September 30, 2017 related to the Hurricane Harvey recovery did not reoccur during the three months ended September 30, 2018.

Hotel Operating Expenses

Hotel operating expenses increased to $12,946,748 for the three months ended September 30, 2018 from $3,549,820 for the three months ended September 30, 2018. The increase in hotel operating expenses was primarily due to the fact that we owned fourteen hotel properties during the entire quarter ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1,476,589 for the three months ended September 30, 2018 from $302,619 for the three months ended September 30, 2017. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fourteen hotel properties during the entire quarter ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $3,042,558, for the three months ended September 30, 2018 from $671,090 for the three months ended September 30, 2017. The increase in depreciation and amortization was primarily due to the fact that we owned fourteen hotel properties during the entire quarter ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Acquisition Expenses

Acquisition expenses decreased to $0 for the three months ended September 30, 2018 from $10,758,141 for the three months ended September 30, 2017 because we did not incur expenses related to the Mergers during the three months ended September 30, 2018 as we did during the three months ended September 30, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1,281,062 for the three months ended September 30, 2018 from $356,214 for the three months ended September 30, 2017. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $4,059,587 for the three months ended September 30, 2018 from $979,051 for the three months ended September 30, 2017. Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense decreased to $59,757 for the three months ended September 30, 2018 from $111,000 for the three months ended September 30, 2017 due to a decrease in taxable income of the TRS for the three months ended September 30, 2018 from the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017

Revenue

Total revenue increased to $62,793,364 for the nine months ended September 30, 2018 from $16,495,542 for the nine months ended September 30, 2017. Hotel revenue increased to $61,822,810 for the nine months ended September 30, 2018 from $16,010,349 for the nine months ended September 30, 2017 due to the fact that we owned fourteen hotel properties during the entire nine months ended September 30, 2018 compared to two hotel properties until September 27, 2017. Interest income from our notes receivable increased to $970,554 for the nine months ended September 30, 2018 from $485,193 for nine months ended September 30, 2017 due to the acquisition of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotel owned continuously for the nine months ended September 30, 2018 and 2017 follows (in thousands):

	Nine months ended September 30,		Increase
	2018	2017	(Decrease)
Residence Inn Austin	$3,761	$3,751	$10
Springhill Suites Seattle	10,857	11,558	(701)
Total	$14,618	$15,309	$(691)

Revenues for the Springhill Suites Seattle decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily because an increased supply of Marriott branded hotels in the downtown Seattle area has diluted the average daily rate and occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $37,794,918 for the nine months ended September 30, 2018 from $8,967,494 for the nine months ended September 30, 2018. The increase in hotel operating expenses was primarily due to the fact that we owned fourteen hotel properties during the entire nine months ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $4,102,182 for the nine months ended September 30, 2018 from $851,245 for the nine months ended September 30, 2017. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fourteen hotel properties during the entire nine months ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $8,921,585 for the nine months ended September 30, 2018 from $1,841,077 for the nine months ended September 30, 2017. The increase in depreciation and amortization was primarily due to the fact that we owned fourteen hotel properties during the entire nine months ended September 30, 2018 compared to two hotel properties until September 27, 2017.

Acquisition Expenses

Acquisition expenses decreased to $0 for the nine months ended September 30, 2018 from $11,806,469 for the nine months ended September 30, 2017 because we did not incur expenses related to the Mergers during the nine months ended September 30, 2018 as we did during the nine months ended September 30, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $4,980,082 for the nine months ended September 30, 2018 from $1,508,700 for the nine months ended September 30, 2017 due an increase in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $12,693,525 for the nine months ended September 30, 2018 from $2,578,320 for the nine months ended September 30, 2017. Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Our income tax benefit increased to $150,015 for the nine months ended September 30, 2018 from $1,000 for the nine months ended September 30, 2017 due to an increase in taxable loss of the TRS for the nine months ended September 30, 2018 from the three months ended September 30, 2017.

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

Net Cash Provided by (Used in) Operating Activities

As of September 30, 2018, we owned interests in fourteen hotel properties and one note receivable from related party. As of September 30, 2017, we owned fourteen hotel properties, one mortgage note receivable from related party, and two notes receivable from related party. Net cash provided by (used in) operating activities for the nine months ended September 30, 2018 and 2017 was $4,052,878 and $(10,910,673), respectively. The increase in cash provided by (used in) operating activities for the nine months ended September 30, 2018 was primarily due to the fact net operating loss decreased to $5,548,913 for the nine months ended September 30, 2018 from $11,057,763 for the nine months ended September 30, 2017.

Net Cash Provided By (Used in) Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash provided by (used in) investing activities for the nine months ended September 30, 2018 and 2017 was $9,802,319 and $(74,438,193), respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2018 was due to the fact that the related party mortgage note and the related party mezzanine note receivable were paid in full during the nine months ended September 30, 2018 and we did not originate any notes receivable or acquire any hotel properties during the nine months ended September 30, 2018 as we did during the nine months ended September 30, 2017.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2018, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, offset by repayment of notes payable and distributions paid to our stockholders. Net cash provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017 was $(9,854,394) and $91,985,800, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to a decrease in gross offering proceeds of $31,851,282 for the nine months ended September 30, 2018 compared to $42,658,265 for the nine months ended September 30, 2017, a decrease in proceeds of notes payable of $0 for the nine months ended September 30, 2018 compared to $70,000,000 for the nine months ended September 30, 2017, and an increase in repayments of notes payable to $27,725,095 for the nine months ended September 30, 2018 compared to $0 for the nine months ended September 30, 2017.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2018, we had cash on hand and restricted cash of $25,735,291.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the Lenders), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders have made a term loan to our operating partnership in the original principal amount of $70.0 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. The balance of the term loan was $49,357,492 as of September 30, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal will be based on a 30-year amortization schedule using a fixed rate of 5.5% per annum, and the margins over the base rate or LIBOR rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

The performance of our obligations under the Term Loan Agreement is secured by, among other things, mortgages on our hotel properties in Lyndhurst, New Jersey, which we refer to as the Lyndhurst Property, and Fort Worth, Texas, which we refer to as the Fort Worth Property, and by pledges of certain portions of the ownership interests in certain subsidiaries of our operating partnership. Pursuant to a Guaranty Agreement in favor of KeyBank, we and certain of our subsidiaries, including the owners of the Lyndhurst hotel property and Fort Worth hotel property, will be fully and personally liable for the payment and performance of the obligations set forth in the Term Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Term Loan Agreement.

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement date of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending September 30, 2018.

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

As of September 30, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

As of September 30, 2018, our outstanding indebtedness totaled $241,448,224, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2018 and 2017, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations(1)	$241,448	$5,217	$51,694	$7,538	$176,999
Interest payments on outstanding debt obligations(2)	59,677	3,271	20,166	16,951	19,289
Total	$301,125	$8,488	$71,860	$24,489	$196,288

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2018.

As discussed above, we extended the maturity date of and partially refinanced the Term Loan on October 24, 2018. We intend to retire the Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties and through our monthly principal reductions of approximately $100,000.

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

As of September 30, 2018, total offering costs for our initial public offering and follow-on offering were $19,043,481, comprised of $12,333,647 of offering costs incurred directly by us and $6,709,834 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by us and $6,031,648 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2018, total offering costs for the follow-on offering were $678,186, comprised of $0 of offering costs incurred directly by us and $678,186 in offering costs incurred by and reimbursable to our advisor. As of September 30, 2018, we had $73,993 due from our advisor for reimbursable offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2018, our total operating expenses were $6,988,472, which included $4,952,586 in operating expenses incurred directly by us and $2,035,886 incurred by our advisor on our behalf. Of that $6,988,472 in total operating expenses incurred during four fiscal quarters ended September 30, 2018, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $2,095,000 during four fiscal quarters ended September 30, 2018, which includes reimbursements for quarters prior to the four quarters ended September 30, 2018. As of September 30, 2018, we had $285,000 due from our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2018.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2018 and 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-15 has a material effect on our ongoing consolidated financial position or our ongoing consolidated results of operations.

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

Inflation

As of September 30, 2018, our investments consisted of interests in fourteen hotel properties and three notes receivable from related parties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The notes receivable from related parties bear interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of September 30, 2018, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Total	$9,498	$2,631	$12,129

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Third Quarter 2017	1,478	627	2,105
Total	$3,820	$1,627	$5,447

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended September 30, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(1,795)	$(10,037)	$(5,549)	$(11,057)
Adjustments:
Depreciation of real estate assets and amortization of deferred costs	3,042	671	8,921	1,841
Funds from Operations	1,247	(9,366)	3,372	(9,216)
Adjustments:
Acquisition expenses	—	10,758	—	11,806
Modified Funds from Operations	$1,247	$1,392	$3,372	$2,590

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On September 30, 2018, we declared a distribution in the aggregate amount of $1,441,142, of which $1,090,818 was paid in cash on October 15, 2018, $350,324 was paid pursuant to the DRP in the form of additional shares of our common stock, and $29,445 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On October 31, 2018, we declared a distribution in the aggregate amount of $1,515,848, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about November 15, 2018.

Green Bank Loan

On October 24, 2018, we and our operating partnership issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16,000,000. The proceeds of the promissory note were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The maturity date of the promissory note is April 24, 2019 and the note bears interest at an annual rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 2.5%. We and our operating partnership are collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1,500,000 and 50% of our consolidated net cash flow. The promissory note may be prepaid at any time in whole or in part without penalty.

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

As of September 30, 2018, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2018 and 2017, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of September 30, 2018	Principal as of December 31, 2017	Interest Rate at September 30, 2018	Maturity Date
Residence Inn Austin(1)	$16,575	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	45,000	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,102	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,065	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,192	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,734	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,396	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,479	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	8,026	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	42,181	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,821	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,519	4,604	7.250%	April 28, 2023
Term Loan(5)	49,358	67,000	30-day LIBOR plus 7.250%	September 27, 2018
Total notes payable	241,448	269,174
Less unamortized debt issuance costs	(3,143)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$238,305	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 and continue to be due and payable until the maturity date.

(2)	Monthly payments of interest only were due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.

(3)	Monthly payments of interest only were due until the maturity date. The entire principal balance and all interest thereon was repaid in full prior to June 30, 2018.

(4)	Monthly payments of principal and interest are due and payable until the maturity date.

(5)	Monthly payments of interest were due and payable until October 2017. Monthly payments of principal and interest are due and payable beginning in November 2017 until the maturity date. As discussed above, effective October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019. The Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties are pledged as security for the Term Loan. As of October 24, 2018, the interest rate was 30-day LIBOR plus 3.75%.

Hotel properties secure their respective loans. The loan from a bank with which we financed the MN TX II Note was secured by the MN TX II Note. The Term Loan is partially secured by the Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties, and is partially unsecured.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $23,484,175 in total distributions we paid during the period from our inception through September 30, 2018, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $23,484,175, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective on July 19, 2018, the SEC declared the registration statement for our follow-on offering effective, we commenced our follow-on offering and we ceased selling shares pursuant to the registration statement for our initial public offering.

As of September 30, 2018, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with our Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of September 30, 2018, we had received and accepted investors’ subscriptions for and issued 344,816 shares in the follow-on offering, including 30,593 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $7,286,821 for the follow-on offering.

As of September 30, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of September 30, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	678	Actual
Total expenses	$678

As of September 30, 2018, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $129,050,330, excluding $5,201,527 in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of September 30, 2018, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $6,608,635, excluding $709,456 in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from our initial public offering and our follow-on offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of September 30, 2018, we used approximately $106,721,317 of the net proceeds from our initial public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan debt. As of September 30, 2018, we had paid a cumulative amount of $14,710,079 of acquisition expenses, including $12,955,592 related to the Mergers.

During the three months ended September 30, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2018	32,326.82	$23.80		(2)
August 2018	—	$—		(2)
September 2018	—	$—		(2)
	32,326.82

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 32,326.82 shares requested to be redeemed were redeemed during the quarter ended September 30, 2018 at an average price of $23.80 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed June 13, 2017)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc.(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2017)

10.1	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.2	Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

10.3	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 13, 2018	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Robert W. Engel
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