Form 10-K
period 2018-12-31
Moody National REIT II, Inc.
filed 2019-03-29
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its Class A shares, Class I shares and Class T shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $23.19 per share. The registrant was formed on July 25, 2014, and commenced its initial public offering on January 20, 2015. There were 4,750,286 shares of common stock held by non-affiliates at June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2019, there were 11,203,284 shares of the Registrant’s common stock issued and outstanding, consisting of 10,797,933 shares of Class A common stock, 89,423 shares of Class I common stock, and 315,928 shares of Class T common stock.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing public offering;

●	our ability to effectively deploy the proceeds raised in our ongoing public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	our ability to continue to effectively integrate and manage our expanded operations following the consummation of our merger with Moody National REIT I, Inc.;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of REITs (as defined below);

●	the availability of capital; and

●	changes in interest rates.

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

On January 20, 2015, we commenced our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP.

On June 26, 2017, the SEC declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the Securities and Exchange Commission, or SEC, declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990,000,000 in any combination of the three classes of our shares, consisting of up to $895,000,000 in shares of our common stock to the public, which we refer to as the “primary offering,” and up to $95,000,000 in shares of our common stock to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through receipt of an increased acquisition fee (as discussed in Note 7, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

We are currently offering our shares (i) to the public in our primary offering at a purchase price of $23.19 per share, which is equal to the estimated net asset value, or NAV, per share for each class of our common stock as of December 31, 2017, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017. On March 14, 2019, our board of directors determined an NAV per share of all classes of our common stock of $23.32 as of December 31, 2018.

As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 7,011,982 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 292,204 shares pursuant to the DRP, resulting in gross offering proceeds of $166,178,977. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 885,989 shares in the follow-on offering, including 77,440 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $18,763,352 for the follow-on offering.

As of March 12, 2019, we had received and accepted investors’ subscriptions for and issued 1,486,262 shares in our follow-on offering, including 110,288 shares issued pursuant to our DRP, resulting in gross offering proceeds of $31,917,850. As of March 12, 2019, $952,967,017 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and is responsible for the distribution of our common stock in our ongoing follow-on offering.

We use the net proceeds from our public offerings to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2018, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” Upon the consummation of the Mergers, former Moody I stockholders received a total of approximately 3.61 million or our Class A Shares as stock consideration, which was equal to approximately 42% of our diluted common equity as of the closing date, and a total of approximately $45.4 million in cash consideration. In addition, upon consummation of the Partnership Merger, each issued and outstanding unit of limited partnership interest in Moody I OP was automatically cancelled and retired and converted into 0.41 units of Class A limited partnership interest in our operating partnership.

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

2018 Highlights:

During the year ended December 31, 2018, we:

●	raised gross offering proceeds of $44,026,812 in our initial public and follow-on offerings; and

●

continued paying a distribution at a daily rate of approximately $0.00480 per share (before any class-specific expenses), which is equivalent to a 7.56% annualized distribution rate based on a NAV per Class A Share of $23.19 as of December 31, 2017.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

We expect that our portfolio will continue to consist primarily of select-service hotel properties with premier brands, including, but not limited to, Marriott, Hilton and Hyatt, that are located in major metropolitan markets in the East Coast, West Coast and the Sunbelt regions of the United States. Select-service hotel properties target business-oriented travelers by providing clean rooms with basic amenities. In contrast to lower-cost budget motels, select-service hotels provide amenities such as an exercise room, business facilities and breakfast buffets. In contrast to full-service hotels, select-service hotels typically do not have a full-service restaurant, which is relatively costly to operate. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector. Our board of directors, or our board, may adjust our investment focus from time to time based upon market conditions and other factors our board deems relevant.

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

Investment Portfolio

As of December 31, 2018, our portfolio consisted of the following:

Hotel Properties

As of December 31, 2018, our portfolio included fourteen hotel properties, described below (all $ amounts in thousands).

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,554
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,884
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,066
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	7,025
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,158
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,687
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,341
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,401
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,994
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,998
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,778
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,480
Totals				$399,771	1,941	$191,366

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2018.
(3)

The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership  is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt,” to our consolidated financial statements included herein.

(4)

The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt,” to our consolidated financial statements included herein.

(5)	Property acquired as a result of the Mergers.

Mortgage Note Receivable from Related Party

On October 6, 2016, our operating partnership originated a secured loan in the aggregate principal amount of $11,200,000, or the MN TX II note, to MN TX II, LLC, or MN TX II, a Texas limited liability company and a party related to our advisor. Proceeds from the MN TX II note were used by MN TX II solely to acquire a commercial property located in Houston, Texas. The MN TX II Note was paid in full with all accrued interest thereon, without penalty, on June 29, 2018. While outstanding, interest on the outstanding principal balance of the MN TX II Note accrued at a fixed per annum rate equal to 5.50%, provided that in no event would the interest rate exceed the maximum rate permitted by applicable law.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000, or the Related Party Note, to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor, or DST Sponsor. Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas, or the Subject Property. The balance of the Related Party Note was $6,750,000 as of December 31, 2018 and 2017. We acquired the Related Party Note in connection with the Mergers.

On August 15, 2016, the maturity date of the Related Party Note was extended from August 21, 2016 to August 21, 2017 and an origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018. On August 30, 2018, the maturity date was extended to April 30, 2019.

Interest on the outstanding principal balance of the Related Party Note accrues at a fixed per annum rate equal to 12%, provided that in no event will the interest rate exceed the maximum rate permitted by applicable law.

Related Party Mezzanine Note. On April 29, 2016, Moody I originated an unsecured loan in the aggregate principal amount of $4,500,000, or the Related Party Mezzanine Note, to Moody National Realty Company, L.P. (“Moody Realty”). Proceeds from the Related Party Mezzanine Note were used by Moody Realty solely to acquire a multifamily real property located in Houston, Texas. We acquired the Related Party Mezzanine Note in connection with the Mergers.

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

Consistent with the leverage policy adopted by our board, we expect that after we have invested substantially all of the proceeds of our follow-on offering, our debt financing will be approximately 55% to 60% of the aggregate costs of our investments before non-cash reserves and depreciation, although our debt financing could be as high as 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our board may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our actual leverage may be higher or lower than our target leverage depending on a number of factors, including the availability of attractive investment and disposition opportunities, inflows and outflows of capital and increases and decreases in the value of our portfolio.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2018, our total outstanding indebtedness totaled $230,636,232. This amount did not exceed 300% of the value of our net assets.

Economic Dependency

We depend on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. We also depend upon the dealer manager for the sale of our shares of common stock in our public offerings.

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

Employees

We have no employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our advisor and its affiliates. See Item 1A —”Risk Factors — Risks Related to Conflicts of Interest.”

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, we file periodic reports and other information with the SEC. Access to copies of the filings that we make with the SEC may be obtained free of charge from the following website, http://www.moodynationalreit.com. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge. Our SEC filings are available to be read or copied at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

We have held our current investments for only a short period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

As of December 31, 2018, we held 14 hotel properties and one note receivable from a related party. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Our dealer manager only has experience acting as a dealer manager for one public offering in addition to ours, that of Moody I. The success of the offering, and correspondingly our ability to implement our business strategy, depends upon the ability of our dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise sufficient proceeds through our public offerings to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, a stockholder could lose all or a part of his or her investment.

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

Our board of directors has determined an estimated NAV per share of our common stock of $23.32 as of December 31, 2018. Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

On March 14, 2019, our board of directors determined an estimated NAV per share of each of our Class A shares, Class T shares and Class I shares of $23.32 as of December 31, 2018. The offering price of our shares of common stock in our offering is based on such determination. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

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

NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our estimated NAV per share, including the components used in calculating our NAV per share, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish our NAV per share solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and stockholders should not view our NAV per share as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV per share may differ from those used by other companies now or in the future.

We may only calculate our estimated NAV per share annually and therefore, stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

We intend to determine an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year, or more frequently, in the sole discretion of our board of directors and intend to disclose that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. We may not calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the “Contingent Advisor Payment,” as described in Note 7, “Related Party Arrangements,” would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, may only be annually.

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

We have paid, and may continue to pay, distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $28,007,814 in total distributions we paid during the period from our inception through December 31, 2018, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $28,007,814, or 100%, were paid from offering proceeds. We may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

For the year ended December 31, 2018, we had a net loss of $9,669,953 and for the year ended December 31, 2017, we had a net loss of $15,045,000. We incurred a net loss attributable to common stockholders of $9,361,063 for year ended December 31, 2018 and $14,784,929 for the year ended December 31, 2017. Our accumulated deficit was $54,673,944 as of December 31, 2018 and $28,501,476 as of December 31, 2017. We may incur net losses in the future, and may continue to have an accumulated deficit.

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

Our advisor and our sponsor and each of our advisor’s and sponsor’s respective officers or employees in their capacities with our advisor and our sponsor have limited experience operating a public company or an entity that has elected to be taxed as a REIT. To be successful, we must, among other things:

●	identify and acquire investments that align with our investment strategies;

●	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our public offering;

●	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

●	respond to competition for our targeted real estate properties, real estate securities and debt-related investments as well as for potential investors in our shares; and

●	continue to build and expand our operations structure to support our business.

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

The Mergers diluted the ownership position of our current stockholders and resulted in Moody I stockholders having an ownership stake in us that is smaller than their prior stake in Moody I. In connection with the Mergers, we issued approximately 3.63 million shares of our Class A common stock to the former holders of Moody I common stock, based on the elections of Moody I’s stockholders. Accordingly, our current stockholders and former Moody I stockholders held approximately 57% and 43% of our common stock, respectively, following the Mergers. In addition, approximately 298,037 units of limited partnership interest in our operating partnership were issued in connection with the partnership merger. Consequently, our stockholders and Moody I stockholders, as a general matter, have less influence over the management and policies of us after the Mergers than each exercised over the management and policies of us and Moody I, as applicable, immediately prior to the Mergers.

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

We may issue preferred stock, convertible stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offering.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2018, we had issued 45,000 shares of restricted stock to our independent directors pursuant to that plan.

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

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and our sponsor’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on our sponsor and its affiliates and their portfolio companies’ and service providers’ systems could involve attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats our sponsor faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. As a result, we and our sponsor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or sponsor’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. There can be no assurance that the measures we take to ensure the integrity of such systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

In addition, we are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which our sponsor operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our sponsor’s, its employees’, fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or our sponsor’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or our sponsor’s, its employees’, fund investors’, counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, regulatory intervention or reputational damage.

Furthermore, we depend on our sponsor’s headquarters in Houston, Texas, where most of our sponsor’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our sponsor’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

RISKS RELATED TO CONFLICTS OF INTEREST

Potential investors not have the benefit of an independent due diligence review in connection with our public offering.

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

Because other real estate programs sponsored by our sponsor and offered through our dealer manager may conduct offerings concurrently with our public offering, our sponsor and dealer manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future programs that our sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our public offering. As a result, our sponsor and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

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

The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

Our hotel properties are subject to property taxes that may increase as tax rates change and as our hotel properties are assessed or reassessed by taxing authorities. As the owner of the hotel properties, we are responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale.

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

We expect to invest the proceeds from our public offerings primarily in additional hotel properties. To qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Our property manager or a third-party property manager or sub-property manager will have direct control of the daily operations of our hotels. We will not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believed the hotels were being operated in an inefficient or sub-optimal manner, we would not be able to require a change to the method of operation. Our only alternative for changing the operation of the hotels would be to replace the manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

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

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

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

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution.

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

ITEM 1B.        Unresolved Staff Comments

We have no unresolved staff comments.

ITEM 2.          Properties

As of December 31, 2018, we owned fourteen hotel properties located in six states with a total of 1,941 rooms. For more information on our hotel properties see Item 1, “Business—Investment Portfolio.”

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

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 12, 2019, we had 11,203,284 shares of our common stock outstanding held by a total of approximately 6,091 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within three to six years from the termination of our initial public offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

Determination of Estimated Net Asset Value per Share

On March 14, 2019, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares of $23.32 as of December 31, 2018. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2018. We are providing the estimated NAV per share to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA, with respect to customer account statements. In determining the estimated NAV per share, our board of directors relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board of director’s experience with, and knowledge of, our real property and other assets as of December 31, 2018. The objective of our board of directors in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the Audit Committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, which we refer to herein as the Appraiser. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2018. A summary of methodologies, assumptions and limitations follows the table (in thousands except per share amounts) (amounts in the table are unaudited).

Investment in hotel properties	$463,900
Cash, cash equivalents and restricted cash	19,194
Notes receivable	6,750
Other assets	5,818
$495,662

Notes payable	$230,636
Other liabilities	9,880
Special limited partnership interests	1
Noncontrolling interests in Operating Partnership	7,141
Total liabilities, special limited partnership interests and noncontrolling interests in Operating Partnership	$247,658
Estimated value	$248,004

Common stock outstanding	10,636
Estimated value per share	$23.32

As of December 31, 2018, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$43.62
Notes payable	(21.68)
Other assets, liabilities, and special limited partnership interests	2.05
Noncontrolling interests in Operating Partnership	(0.67)
Estimated value per share	$23.32

Investment in Hotel Properties

As of December 31, 2018, we owned 14 hotel properties. The Appraiser appraised the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, the Appraiser reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, the Appraiser (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, the Appraiser developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2018 forecasts and 2018 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, the Appraiser determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. The Appraiser made deductions for capital expenditures based on discussions with our advisor, its review of the applicable property’s improvements and estimates of reserves for replacements going forward.

The discount rates and capitalization rates used to value our hotel properties were selected and applied on a property-by-property basis and were selected based on several factors, including but not limited to industry surveys, discussions with industry professionals, hotel type, franchise, location, age, current room rates and other factors that the Appraiser deemed appropriate. The following summarizes the overall discount rates and capitalization rates used by the Appraiser:

	Range
	Low	High	Weighted Average
Capitalization Rate	7.00%	9.00%	7.57%
Discount Rate	9.50%	11.50%	9.87%

While we believe that the discount rates and capitalization rates used by the Appraiser were reasonable, a change in those rates would significantly impact the appraised values of our hotel properties and thus, the estimated NAV per share. The table below illustrates the impact on the estimated NAV per share if the weighted average capitalization rate and weighted average discount rate listed above were increased or decreased by 2.5%, assuming all other factors remain unchanged:

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$23.86	$22.80
Discount Rate	$24.01	$22.61

The appraisals are each addressed to our advisor to assist it in calculating an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares. None of the appraisals are addressed to the public, may not be relied upon by any person other than our advisor and our board (including any committee thereof) to establish an estimated NAV per share of our shares of common stock, and do not constitute a recommendation to any person to purchase or sell any such shares.

Notes Receivable

As of December 31, 2018, we held one note receivable from related party. The Valuation Report contained an estimate based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Payable

As of December 31, 2018, we had 14 notes payable, which were secured by certain of our assets. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board of directors to be equal to their carrying value as of December 31, 2018 due to their short maturities.

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

Sales of Unregistered Securities

Pursuant to our independent directors’ compensation plan on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. On August 13, 2018, each of Charles L. Horn, Clifford P. McDaniel, John P. Thompson, and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors’ compensation plan. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1,100,000,000 in shares of our common stock was declared effective and we commenced our initial public offering. In our initial public offering we offered up to $1,000,000,000 in shares of any class of our common stock to the public in our primary offering and up to $100,000,000 of shares of any class of our common stock pursuant to our DRP. The initial offering price of our common stock in our initial public offering was $25.00 per share, and thereafter was adjusted based upon our annually determined estimated NAV per share.

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective on July 19, 2018, the SEC declared the registration statement for our follow-on offering effective, we commenced our follow-on offering and we ceased selling shares pursuant to the registration statement for our initial public offering. Each class of our shares of common stock is currently offered (i) to the public in the primary offering at a purchase price of $23.19 per share, equal to the NAV per share of such class as of December 31, 2017, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share, equal to the NAV per share of such class as of December 31, 2017.

As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 7,011,982 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 292,204 shares pursuant to the DRP, resulting in gross offering proceeds of $166,178,977. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with our Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 885,989 shares in the follow-on offering, including 77,440 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $18,763,352 for the follow-on offering.

As of December 31, 2018, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of December 31, 2018, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and and organization and other offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	979	Actual
Total expenses	$979

As of December 31, 2018, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $129,050,330, excluding $5,201,527 in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of December 31, 2018, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $17,783,898, excluding $1,795,838 in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of December 31, 2018, we used approximately $129,808,461 of the net proceeds from our initial public and follow-on offerings to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan and Short Term Loan debt. As of December 31, 2018, we had paid a cumulative amount of $14,733,484 of acquisition expenses, including $12,978,997 related to the Mergers.

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

In connection with the Mergers, our board of directors suspended our share repurchase program, effective March 24, 2017. Our board of directors reinstated our share repurchase program on September 27, 2017, the closing date of the Mergers. During the three months ended December 31, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	46,052.34	$23.29		(2)
November 2018	—	$—		(2)
December 2018	—	$—		(2)
	46,052.34

(1)

We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 46,052.34 shares requested to be redeemed were redeemed during the quarter ended December 31, 2018 at an average price of $23.29 per share.

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

Distribution Information

Our board of directors has authorized and declared a distribution to our stockholders for 2018 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. Our board of directors authorized and declared a distribution to our stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of our common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Third Quarter 2017	1,478	627	2,105
Fourth Quarter 2017	2,161	820	2,981
Total	$5,981	$2,447	$8,428

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2018, we had cash provided by operating activities of $4,260,012, and $2,496,072 in funds from operations. For the year ended December 31, 2017, we had cash used in operating activities of $10,608,761, and a deficit of $10,296,472 in funds from operations. For the year ended December 31, 2018, 26% of distributions were paid from cash provided by operating activities and 74% were paid from offering proceeds. For the year ended December 31, 2017, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	0%	0%
Capital Gain	0%	0%
Return of Capital	100%	100%
Total	100%	100%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years ended December 31, 2018, 2017, 2016, 2015, and for the period from July 25, 2014 (inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	(in thousands)
	As of December 31,
Selected Financial Data	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$424,902	$446,476	$135,759	$29,479	$199
Total liabilities	$237,054	$274,962	$70,930	$17,218	$—
Special limited partnership interests	$1	$1	$1	$1	$1
Total equity	$187,847	$171,513	$64,828	$12,260	$198

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Period from July 25, 2014 (inception) to December 31, 2014

STATEMENT OF OPERATIONS DATA:
Total revenue	$80,841	$36,569	$14,859	$1,077	$—
Total expenses	$90,353	$50,948	$17,136	$1,598	$2
Gain on acquisition of hotel property	$—	$—	$—	$2,000	$—
Income tax expense (benefit)	$158	$666	$(4)	$(6)	$—
Net income (loss)	$(9,670)	$(15,045)	$(2,273)	$1,485	$(2)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$4,260	$(10,609)	$921	$(19)	$(2)
Net cash provided by (used in) investing activities	$7,112	$(77,713)	$(88,666)	$(25,684)	$—
Net cash provided by (used in) financing activities	$(13,913)	$88,609	$105,741	$27,085	$201

OTHER DATA:
Dividends declared	$16,812	$9,562	$3,161	$217	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 20, 2015, we commenced our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP.

On June 26, 2017, the SEC declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the Securities and Exchange Commission, or SEC, declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990,000,000 in any combination of the three classes of our shares, consisting of up to $895,000,000 in shares of our common stock to the public, which we refer to as the “primary offering,” and up to $95,000,000 in shares of our common stock to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through receipt of an increased acquisition fee (as discussed in Note 7, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

We are currently offering our shares (i) to the public in our primary offering at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2017. On March 14, 2019 our board of directors determined an estimated net asset value, or NAV, per share of all classes of our common stock of $23.32 as of December 31, 2018.

As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 7,011,982 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 292,204 shares pursuant to the DRP, resulting in gross offering proceeds of $166,178,977. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of December 31, 2018, we had received and accepted investors’ subscriptions for and issued 885,989 shares in the follow-on offering, including 77,440 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $18,763,352 for the follow-on offering.

As of March 12, 2019, we had received and accepted investors’ subscriptions for and issued 1,486,262 shares in our follow-on offering, including 110,288 shares issued pursuant to our DRP, resulting in gross offering proceeds of $31,917,850. As of March 12, 2019, $952,967,017 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is the dealer manager for our public offerings and is responsible for the distribution of our common stock in our ongoing follow-on offering.

We intend to use the net proceeds from our public offerings to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2018, our portfolio consisted of (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody I with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.”

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

Results of Operations

We were formed on July 25, 2014. Until September 27, 2017, we owned the Residence Inn Austin, the Springhill Suites Seattle, and a mortgage note receivable from a related party, or the MN TX II Note. On September 27, 2017, as a result of the closing of the Mergers, we acquired interests in twelve hotel properties and two notes receivable from related parties, which we refer to as the Moody I portfolio. As a result, as of December 31, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Because we owned only two hotel properties until September 27, 2017, the date of the Mergers, our results of operations for the year ended December 31, 2018 are not directly comparable to those for the year ended December 31, 2017. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenue

Total revenue increased to $80,841,085 for the year ended December 31, 2018 from $36,568,594 for the year ended December 31, 2017. Hotel revenue increased to $79,666,331 for the year ended December 31, 2018 from $35,425,239 for the year ended December 31, 2017 due to the fact that we owned fourteen hotel properties during the entire year ended December 31, 2018 compared to two hotel properties until September 27, 2017. Interest income from notes receivable increased to $1,174,754 for the year ended December 31, 2018 from $1,143,355 for the year ended December 31, 2017 due to the acquisition of the Related Party Note and the Related Party Mezzanine Note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets and owning the Moody I portfolio.

A comparison of hotel revenues for the hotel owned continuously for the year ended December 31, 2018 and 2017 follows (in thousands):

	Year ended December 31,		Increase
	2018	2017	(Decrease)
Residence Inn Austin	$4,969	$5,032	$(63)
Springhill Suites Seattle	13,291	14,258	(967)
Total	$18,260	$19,290	$(1,030)

Revenues for the Springhill Suites Seattle decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily because an increased supply of Marriott branded hotels in the downtown Seattle area has diluted the average daily rate and occupancy.

Hotel Operating Expenses

Hotel operating expenses increased to $50,181,996 for the year ended December 31, 2018 from $21,404,197 for the year ended December 31, 2017. Such increase was primarily due to the fact that we owned fourteen hotel properties during the entire year ended December 31, 2018 compared to two hotel properties until September 27, 2017.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $5,541,860 for the year ended December 31, 2018 from $2,225,188 for the year ended December 31, 2017. Such increase was primarily due to the fact that we owned fourteen hotel properties during the entire year ended December 31, 2018 compared to two hotel properties until September 27, 2017.

Depreciation and Amortization

Depreciation and amortization increased to $12,166,025 for the year ended December 31, 2018 from $4,748,528 for the year ended December 31, 2017. Such increase was primarily due to the fact that we owned fourteen hotel properties during the entire year ended December 31, 2018 compared to two hotel properties until September 27, 2017.

Acquisition Expenses

Acquisition expenses decreased to $0 for the year ended December 31, 2018 from $11,829,874 for the year ended December 31, 2017 because we did not make any acquisitions during the year ended December 31, 2018 or incur expenses related to the Mergers during the year ended December 31, 2018 as we did during the year ended December 31, 2017.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $6,503,283 for the year ended December 31, 2018 from $3,667,704 for the year ended December 31, 2017 due to the fact that we owned fourteen hotel properties during the entire year ended December 31, 2018 compared to two hotel properties until September 27, 2017. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $15,959,432 for the year ended December 31, 2018 from $7,072,103 for the year ended December 31, 2017.  Interest expense and amortization of debt issuance costs increased primarily due to the increased debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense was $158,442 for the year ended December 31, 2018 compared to an income tax expense of $666,000 for the year ended December 31, 2017 due to a taxable loss incurred by the TRS for the year ended December 31, 2018.

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

Net Cash Provided by (Used in) Operating Activities

As of December 31, 2018, we owned interests in fourteen hotel properties and one note receivable from related party. Net cash provided by (used in) operating activities for the years ended December 31, 2018 and 2017 was $4,260,012 and $(10,608,761), respectively. The increase in cash provided by (used in) operating activities for the year ended December 31, 2018 was primarily due to the fact we had operating income of $6,447,921 for the year ended December 31, 2018 compared to an operating loss of $7,306,897 for the year ended December 31, 2017.  Also, depreciation and amortization increased to $12,166,025 for the year ended December 31, 2018 from $4,748,528 for the year ended December 31, 2017.

Net Cash Provided By (Used in) Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash provided by (used in) investing activities for the years ended December 31, 2018 and 2017 was $7,111,739 and $(77,712,929), respectively. The increase in cash provided by investing activities for the year ended December 31, 2018 was due to the fact that the related party mortgage note and the related party mezzanine note receivable were paid in full during the year ended December 31, 2018 and we did not originate any notes receivable or acquire any hotel properties during the year ended December 31, 2018 as we did during the year ended December 31, 2017.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2018, our cash flows from financing activities consisted primarily of proceeds from our public offering, net of offering costs, and proceeds of notes payable. Net cash provided by (used in) financing activities for the years ended December 31, 2018 and 2017 was $(13,911,651) and $88,608,562, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2018 was primarily due to a decrease in proceeds of notes payable of $16,000,000 for the year ended December 31, 2018 compared to $70,000,000 for the year ended December 31, 2017, and an increase in repayments of notes payable to $54,537,087 for the year ended December 31, 2018 compared to $3,546,664 for the year ended December 31, 2017.

Cash and Cash Equivalents

As of December 31, 2018, we had cash on hand of $19,194,588.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the Lenders), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders have made a term loan to our operating partnership in the original principal amount of $70 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. The balance of the term loan was $26,300,000 as of December 31, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal of $100,000 per month, and the margins over the base rate or LIBOR rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

The performance of our obligations under the Term Loan Agreement is secured by, among other things, mortgages on our hotel properties in Lyndhurst, New Jersey, which we refer to as the Lyndhurst Property, and Fort Worth, Texas, which we refer to as the Fort Worth Property, and by pledges of certain portions of the ownership interests in certain subsidiaries of our operating partnership. Pursuant to a Guaranty Agreement in favor of KeyBank, we and certain of our subsidiaries, including the owners of the Lyndhurst Property and Fort Worth Property, will be fully and personally liable for the payment and performance of the obligations set forth in the Term Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Term Loan Agreement.

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement date of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending December 31, 2018.

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

As of December 31, 2018, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

Short Term Loan

On October 24, 2018, our operating partnership issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16,000,000 (“Short Term Loan”). The proceeds of the Short Term Loan were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The maturity date of the Short Term Loan is April 24, 2019 and the Short Term Loan bears interest at an annual rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 2.5%. The Company and the operating partnership are collectively required to make a monthly payment on the outstanding principal and interest of the Short Term Loan equal to the greater of $1,500,000 or 50% of our consolidated net cash flow. The Short Term Loan may be prepaid at any time in whole or in part without penalty.

As of December 31, 2018, our outstanding indebtedness totaled $230,636,232, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2018 and 2017, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations(1)	$230,636	$42,597	$7,118	$24,247	$156,674
Interest payments on outstanding debt obligations(2)	55,485	10,404	17,371	16,139	11,571
Total	$286,121	$53,001	$24,489	$40,386	$168,245

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2018.

As discussed above, we extended the maturity date of and partially refinanced the Term Loan on October 24, 2018. We intend to retire the Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties and through our monthly principal reductions of approximately $100,000.

Organization and Offering Costs

Our organization and offering costs may be incurred directly by us or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our public offerings, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in such offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor. Our organization and offering costs incurred in connection with our initial public offering did not exceed 15% of the gross offering proceeds from the sale of our shares of common stock in such offering.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of December 31, 2018, total organization and offering costs for our initial public offering and follow-on offering were $19,344,749, comprised of $12,333,647 of organization and offering costs incurred directly by us and $7,011,102 in organization and offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, total organization and offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of organization and offering costs incurred directly by us and $6,031,648 in organization and offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, total organization and offering costs for the follow-on offering were $979,454, comprised of $0 of offering costs incurred directly by us and $979,454 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, we had $52,275 due to our advisor for reimbursable organization and offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2018, our total operating expenses were $6,503,476, which included $4,861,283 in operating expenses incurred directly by us and $1,642,193 incurred by our advisor on our behalf. Of that $6,503,476 in total operating expenses incurred during four fiscal quarters ended December 31, 2018, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,642,000 during four fiscal quarters ended December 31, 2018, which includes reimbursements for quarters prior to the four quarters ended December 31, 2018. As of December 31, 2018, we had $376,000 due from our advisor for operating expense reimbursement.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (inception) to December 31, 2014, including not having the requisite number of shareholders for a sufficient number of days in those periods. Prior to qualifying to be taxed as a REIT we were subject to normal federal and state corporation income taxes.

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

We lease the hotels that we acquire to a wholly owned taxable REIT subsidiary, or TRS, that is subject to federal, state and local income taxes.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2018.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2014 through 2017 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the year ended December 31, 2018 and 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements and our evaluation of each of our revenue streams under the new standard. Because of the short-term day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition will not materially change. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for us and will not affect net income. Additionally, we do not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We finalized our expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. We adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported in a manner consistent with Revenue Recognition (Topic 605). We also expect that the effect of adoption of ASU No. 2014-09 will be immaterial to us on an on-going basis.

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

The following table provides additional detail by financial statement line item of the ASU No. 2016-18 impact on our consolidated statement of cash flows for the years ended December 31, 2018 and 2017:

	As Reported	ASU No. 2016-18	Reported
(in thousands)	(Pre-Adoption)	Impact	(Post Adoption)
Year Ended December 31, 2018
Net change in cash, cash equivalents and restricted cash	$776	$(3,317)	$(2,541)
Cash, cash equivalents and restricted cash at beginning of year	8,214	13,521	21,735
Cash, cash equivalents and restricted cash at end of year	$8,990	$10,204	19,194

Year Ended December 31, 2017
Net change in cash, cash equivalents and restricted cash	$(11,363)	$11,650	$287
Cash, cash equivalents and restricted cash at beginning of year	19,577	1,871	21,448
Cash, cash equivalents and restricted cash at end of year	$8,214	$13,521	$21,735

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

Inflation

As of December 31, 2018, our investments consisted of interests in fourteen hotel properties and one note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of December 31, 2018, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors has authorized and declared a distribution to our stockholders for 2018 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. Our board of directors authorized and declared a distribution to our stockholders for 2017 that (1) was calculated daily and reduced for class-specific expenses; (2) was payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) was calculated at a rate of $1.75 per share of our common stock per year, or approximately $0.00479 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Third Quarter 2017	1,478	627	2,105
Fourth Quarter 2017	2,161	820	2,981
Total	$5,981	$2,447	$8,428

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

We paid $16,652,227 in aggregate distributions for the year ended December 31, 2018, which was comprised of $12,934,658 in cash distributions and $3,717,569 in shares issued pursuant to the DRP. We paid $8,428,413 in aggregate distributions for the year ended December 31, 2017, which was comprised of $5,981,421 in cash distributions and $2,446,992 in shares issued pursuant to the DRP.  For the year ended December 31, 2018, we had cash provided by operating activities of $4,260,012, and $2,496,072 in funds from operations. For the year ended December 31, 2017, we had cash used in operating activities of $10,608,761, and a deficit of $10,296,472 in funds from operations. For more information on how we calculate funds from operations, see “—Funds from Operations and Modified Funds from Operations,” below. For the year ended December 31, 2018, 33% of distributions were paid from cash provided by operating activities and 67% were paid from offering proceeds. For the year ended December 31, 2017, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. Of the $28,007,814 in total distributions we have paid during the period from our inception through December 31, 2018, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2018	2017
Net Loss	$(9,670)	$(15,045)
Adjustments:
Depreciation and amortization	12,166	4,749
Funds from Operations	2,496	(10,296)
Adjustments:
Acquisition expenses	—	11,830
Modified Funds from Operations	$2,496	$1,534

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates in connection with the Mergers and for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 1, “Organization-Merger with Moody I,” and Note 7, “Related Party Arrangements,” to the consolidated financial statements included in this Annual Report for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

Distributions Declared

On December 31, 2018, we declared a distribution in the aggregate amount of $1,602,154, of which $1,114,635 was paid in cash on January 15, 2019, $352,824 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, $99,395 was paid on February 15, 2019, and $35,300 was deferred pending the return of letters of transmittal by former Moody I stockholders. On January 31, 2019, we declared a distribution in the aggregate amount of $1,555,304 of which $1,219,540 was paid in cash on February 15, 2019, $385,053 was paid pursuant to the DRP in the form of additional shares of our common stock, and $49,289 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders. On February 28, 2019, we declared a distribution in the aggregate amount of $1,466,518 of which $1,106,960 was paid in cash on March 15, 2019, $359,718 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $160 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders.

Approval of Proposed Acquisition of Residence Inn Houston Medical Center

On March 29, 2019, our board of directors authorized the acquisition by us of a 182-unit Residence Inn by Marriott hotel property located in Houston, Texas (the “Residence Inn Houston Medical Center”) from an affiliate of our sponsor for an aggregate purchase price, exclusive of closing costs, of approximately $52.0 million. We intend to finance a portion of the purchase price of the Residence Inn Houston Medical Center (i) by assuming an existing loan in the amount of $29.1 million secured by a lien and security interest in the Residence Inn Houston Medical Center, and (ii) by obtaining an additional unsecured loan in the amount of $22.9 million from the seller of the Residence Inn Houston Medical Center. The acquisition is subject to various conditions to closing and there can be no guarantee that we will complete the acquisition on the terms described above, or at all.

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

As of December 31, 2018, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2018 and 2017, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of December 31, 2018	Principal as of December 31, 2017	Interest Rate at December 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,554	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	44,884	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,066	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,025	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,158	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,687	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,341	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,401	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	7,994	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	41,998	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,778	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,480	4,604	7.250%	April 28, 2023
Term Loan(5)	26,300	67,000	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(6)	12,971	—	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	230,637	269,174
Less unamortized debt issuance costs	(3,463)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$227,174	$264,336

(1)	Monthly payments of interest are due and payable until the maturity date. Monthly payments of principal are due and payable beginning in December 2017 and continue to be due and payable until the maturity date.
(2)	Monthly payments of interest only were due and payable in calendar year 2017, after which monthly payments of principal and interest are due and payable until the maturity date.
(3)	Monthly payments of interest only were due until the maturity date. The entire principal balance and all interest thereon was repaid in full prior to June 30, 2018.
(4)	Monthly payments of principal and interest are due and payable until the maturity date.
(5)	Monthly payments of interest were due and payable until October 2017. Monthly payments of principal and interest were due and payable beginning in November 2017 until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed below. The Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties are pledged as security for the Term Loan.
(6)	Monthly payments of interest only were due until the maturity date. All unpaid principal and interest thereon will be due at maturity on April 24, 2019.

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

In addition, we have one unsecured loan in the aggregate principal amount of $6,750,000, or the Related Party Note that we acquired as a result of the Mergers. The proceeds from the Related Party Note was used to acquire a property in Katy, Texas. While the Related Party Note is not secured, we believe that the borrower for the loan is creditworthy.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brett C. Moody, age 55, serves as our Chairman of our board of directors, Chief Executive Officer and President. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 64, serves as our Chief Financial Officer. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel has a B.B.A. with highest honors from the University of Texas in Austin, Texas. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA.

William H. Armstrong III, age 54, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received his B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 58, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since December 2009, Mr. Horn has served as the Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn holds a B.A. degree in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas. Mr. Horn is a Certified Public Accountant in the State of Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 57, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. degree in Communications from the University of Texas in Austin, Texas in 1984.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 55, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received his B.B.A. in Finance from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Audit Committee

Our board has a separately designated standing audit committee. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Messrs. Charles L. Horn and Clifford P. McDaniel, both of whom are independent directors. Mr. Horn currently serves as the chairman of the audit committee. Our board of directors has determined that Mr. Horn satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2018, except as follows:

●

due to an administrative oversight, a Form 4 was not timely filed in 2018 to report the issuance of 2,500 shares of restricted common stock to Mr. Horn in connection with his continuing service as a non-employee member of our board of directors;

●

due to an administrative oversight, a Form 4 was not timely filed in 2018 to report the issuance of 2,500 shares of restricted common stock to Mr. McDaniel in connection with his continuing service as a non-employee member of our board of directors;

●

due to an administrative oversight, a Form 4 was not timely filed in 2018 to report the issuance of 2,500 shares of restricted common stock to Mr. Thompson in connection with his continuing service as a non-employee member of our board of directors; and

●

due to an administrative oversight, a Form 4 was not timely filed in 2018 to report the issuance of 2,500 shares of restricted common stock to Mr. Armstrong in connection with his continuing service as a non-employee member of our board of directors.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	57,975	—	121,975
Clifford P. McDaniel(3)	54,000	57,975	—	111,975
John P. Thompson(3)	54,000	57,975		111,975
William H. Armstrong III(3)	54,000	57,975	—	111,975
Total	$226,000	$231,900	$—	$457,900

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)

As described below under “—Independent Directors Compensation Plan,” each of Messrs. Horn, McDaniel, Thompson and Armstrong received a grant of 2,500 shares of restricted stock on the date of our annual stockholder meeting. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,955,000 shares remained as of December 31, 2018. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,955,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,955,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 12, 2019, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	10,259	0.1%
William H. Armstrong	17,866	0.2%
Robert W. Engel	—	—
Charles L. Horn	15,575	0.1%
Clifford P. McDaniel	14,360	0.1%
John P. Thompson	8,026	0.1%
All Directors and Executive Officers as a group (6 persons)(3)	66,086	0.6%

(1)	The address of each of Messrs. Moody, Armstrong, Engel, Horn, McDaniel and Thompson is c/o Moody National REIT II, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.

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

(3)	Includes 10,259 shares owned by our sponsor, which is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2017 to December 31, 2018 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2018, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.1% of the limited partnership units of our operating partnership. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increases proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon: (1) the listing of our common stock on a national securities exchange; or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

Merger with Moody National REIT I, Inc.

As described above in Part I, Item 1, “Business—Merger With Moody National REIT I, Inc.,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger with Moody National REIT I, Inc.” on September 27, 2017, we completed the Mergers, which included payment of certain fees and expenses to related parties as described in such item, and which description is incorporated herein by reference.

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

Our Relationships with our Advisor and our Sponsor

Our advisor, Moody National Advisor II, LLC, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in July 2014 and is indirectly owned by our sponsor. Brett C. Moody, the Chairman of our board of directors and our Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

We and our operating partnership have entered into the advisory agreement with our advisor, which has a one-year term expiring January 20, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Our charter provides that a majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and that we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by the advisor under the terms of the advisory agreement include the following:

●	participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

●	research, identify, review and recommend to our board of directors for approval investments in real estate assets and dispositions consistent with our investment policies and objectives;

●	structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of real estate assets will be made;

●	actively oversee and manage our portfolio of real estate assets for purposes of meeting our investment objectives;

●	manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

●	select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

●	arrange for financing and refinancing of our real estate assets; and

●	recommend various liquidity events to our board of directors when appropriate.

The above summary is provided to illustrate the material functions that the advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by the advisor, its affiliates or third parties.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●

As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% of acquisition fees consist of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent advisor payment; provided, however, that the first $3,500,000 of aggregate contingent advisor payments that would otherwise be paid to our advisor for dealer manager fees, sales commissions or stockholder servicing fees, which we refer to as the “contingent advisor holdback,” will be retained by us until January 16, 2019, at which time any portion of the contingent advisor holdback owed to our advisor will be paid. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds through receipt of the contingent advisor payment. For the year ended December 31, 2018, we did not pay our advisor any acquisition fees. For the year ended December 31, 2017, we paid our advisor acquisition fees of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to the stockholders of Moody I.

●

We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us.  We did not incur any financing coordination fees payable to our advisor for the year ended December 31, 2018.  For the year ended December 31, 2017, we paid $1,720,000 in financing coordination fees to our advisor in connection with the acquisition of the Moody I portfolio based on the loans assumed from Moody I in connection with the Mergers, including the debt held by us related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth.

●

We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2018 and 2017, we incurred asset management fees of $4,197,000 and $1,913,000, respectively.

●

We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2018 and 2017, we paid the property manager property management fees of $3,185,388 and $1,409,841, respectively, and accounting fees of $420,000 and $154,000, respectively.

●

We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2018, we had not paid any annual incentive fees.

●

If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2018, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●

We will reimburse our advisor for organizational and offering expenses incurred on our behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and do not cause the cumulative selling commissions, dealer manager fees, trailing stockholder servicing fees and other organization and offering expenses borne by us to exceed 15% of gross offering proceeds from the sale of shares in our initial public offering as of the date of reimbursement. As of December 31, 2018, total offering costs for the initial public offering and the follow-on offering were $19,344,749, comprised of $12,333,647 of offering costs incurred directly by us and $7,011,102 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by us and $6,031,648 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, total offering costs for the follow-on offering were $979,454, comprised of $0 of offering costs incurred directly by us and $979,454 in offering costs incurred by and reimbursable to our advisor. As of December 31, 2018, we had $52,275 due to our advisor for reimbursable offering costs.

●

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2018, our total operating expenses were $6,503,476, which included $4,861,283 in operating expenses incurred directly by us and $1,642,193 incurred by our on our behalf. Of the $6,503,476 in total operating expenses incurred during the four fiscal quarters ended December 31, 2018, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,642,000 during four fiscal quarters ended December 31, 2018, which includes reimbursements for quarters prior to the four quarters ended December 31, 2018. As of December 31, 2018, we had $376,000 due from our advisor for operating expense reimbursement.

●

We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2018, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

From January 1, 2017 through June 12, 2017, we paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in our primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in our primary offering. Beginning on June 12, 2017, we reallocated its common shares into four separate share classes with the following fees: (A) up-front selling commissions of up to (i) 7.0% of the gross proceeds of the Class A Shares sold in our primary offering and (ii) 3.0% of the gross proceeds of the Class T Shares sold in our primary offering; (B) up-front dealer manager fees of up to (i) 3.0% of the gross proceeds of the Class A Shares sold in our primary offering and (ii) 2.5% of the gross proceeds of the Class T Shares sold in our primary offering (our sponsor may also pay Moody Securities (i) up-front dealer manager fees of up to 1.0% of the total amount of Class I Shares purchased in the primary offering and (ii) up-front selling commissions of up to 3.0% on purchases of $5,000,000 or more of Class D Shares purchased in the primary offering, which will not be reimbursed by us); and (C) a trailing stockholder servicing fee of (i) 1.0% per annum of the NAV of Class T Shares sold in the primary offering and (ii) 0.5% per annum of the NAV of Class D Shares sold in the primary offering. Shares sold pursuant to the DRP are not subject to selling commissions, dealer manager fees or stockholder servicing fees. Moody Securities may reallow all or a portion of the foregoing selling commissions, dealer manager fees or stockholder servicing fees to participating broker-dealers.

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering; provided, however, that our advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment. In connection with the implementation of the Contingent Advisor Payment, we reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in our primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in our primary offering. As of December 31, 2018, we had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees and $2,099,018 in dealer manager fees, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $3,731,889 which could potentially be recouped by our advisor at a later date through the Contingent Advisor Payment.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2018 and 2017 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2018 and 2017 are set forth in the table below.

	Year ended December 31, 2018	Year ended December 31, 2017
Audit fees	$438,531	$306,561
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$438,531	$306,561

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

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-31 hereof.

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

10.4

Assignment Agreement, dated September 25, 2015, by and between Moody National REIT I, Inc. and Moody National REIT II, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015)

10.5

Agreement of Purchase and Sale, made as of May 11, 2015, by and between Mueller Hospitality, LP and Moody National REIT I, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2)

10.6

Assignment and Assumption of Agreement of Purchase and Sale, dated as of October 15, 2015, by and between Moody National REIT II, Inc. Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2)

10.7

Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.8

Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.9

Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.10

Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.11

Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.12

Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.13

Assignment and Assumption of Agreement of Purchase and Sale, dated January 28, 2016, by and between Moody National Companies, L.P. and Moody National REIT II, Inc. (incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to Moody National REIT II, Inc.’s Registration Statement on Form S-11 (File No. 333-198305) filed on April 21, 2016 (“Post-Effective Amendment No. 3”))

10.14

Agreement of Purchase and Sale, dated as of October 26, 2015, by and among Moody National SHS Seattle MT, LLC, certain Fee Owners, and Moody National Companies, LP (incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3)

10.15

Assignment and Assumption of Agreement of Purchase and Sale, dated May 24, 2016, by and between Moody National REIT II, Inc., Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.2 to the May 26, 2016 Form 8-K)

10.16

Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the May 26, 2016 Form 8-K)

10.17

Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the May 26, 2016 Form 8-K)

10.18	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the May 26, 2016 Form 8-K))

10.19	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the May 26, 2016 Form 8-K)

10.20

Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the May 26, 2016 Form 8-K)

10.21

Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the May 26, 2016 Form 8-K)

10.22

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd. For the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the May 26, 2016 Form 8-K)

10.23

Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the May 26, 2016 Form 8-K)

10.24

Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the May 26, 2016 Form 8-K)

10.25

Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to Moody National REIT II, Inc.’s Current Report on Form 8-K, filed on September 26, 2016 (the “September 26, 2016 Form 8-K”))

10.26

Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the September 26, 2016 Form 8-K)

10.27

Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the September 26, 2016 Form 8-K)

10.28

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd., for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the September 26, 2016 Form 8-K)

10.29

Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the September 26, 2016 Form 8-K)

10.30

First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the September 26, 2016 Form 8-K)

10.31

Amended and Restated Advisory Agreement, dated as of November 16, 2016, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 17, 2016)

10.32

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

10.34

Second Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 13, 2017)

10.35	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.36

Promissory Note, dated August 15, 2017, by Moody National International-Fort Worth Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2017)

10.37

Promissory Note, dated September 6, 2017, by Moody National 1 Polito Lyndhurst Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2017)

10.38

Term Loan Agreement, dated as of September 27, 2017 by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.39

Guaranty dated as of September 27, 2017 and executed and delivered for KeyBank National Association by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2017)

10.40

Environmental Indemnity given as of September 27, 2017 by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National Operating Partnership II, LP, Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2017)

10.41

Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.42

Letter Agreement, dated as of December 27, 2017, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 2, 2018)

10.43

Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC dated as of January 16, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.44

Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Securities, LLC and Moody National Advisor II, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2018)

10.45

Letter Agreement, dated as of March 28, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc., MN REIT II TRS, Inc., Keybank National Association and certain other parties (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 2, 2018)

10.46

Second Master Amendment to Loan Documents, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2018)

10.47

Letter Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2018)

10.48

Promissory Note, dated as of October 24, 2018, by Moody National Operating Partnership II, LP and Moody National REIT II, Inc. as makers, in favor of Green Bank, N.A. as payee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 30, 2018)

10.49

Loan Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and Green Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 30, 2018)

10.50

Security Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and Green Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 30, 2018)

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 333-198305), filed on October 31, 2017)

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

MOODY NATIONAL REIT II, INC.

Date: March 29, 2019	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2019
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019
Robert W. Engel

/s/ Charles L. Horn	Director	March 29, 2019
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 29, 2019
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 29, 2019
John P. Thompson

/s/ William H. Armstrong III	Director	March 29, 2019
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 29, 2019

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Investments in hotel properties, net	$393,140	$396,635
Cash and cash equivalents	8,990	8,214
Restricted cash	10,204	13,521
Accounts receivable, net of allowance for doubtful accounts of $33 at December 31, 2018 and 2017	711	1,383
Mortgage note receivable from related party	—	11,200
Notes receivable from related parties	6,750	11,250
Prepaid expenses and other assets	3,014	3,027
Deferred franchise costs, net of accumulated amortization of $132 and $50 at December 31, 2018 and 2017, respectively	934	1,016
Due from related parties	1,159	230
Total Assets	$424,902	$446,476

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $3,463 and $4,838 as of December 31, 2018 and 2017, respectively	$227,174	$264,336
Accounts payable and accrued expenses	8,089	8,425
Due to related parties	—	569
Dividends payable	1,744	1,585
Operating partnership distributions payable	47	47
Total Liabilities	237,054	274,962

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 10,636 and 8,693 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	106	87
Additional paid-in capital	237,216	193,865
Accumulated deficit	(54,674)	(28,501)
Total stockholders’ equity	182,648	165,451
Noncontrolling interests in Operating Partnership	5,199	6,062
Total Equity	187,847	171,513

TOTAL LIABILITIES AND EQUITY	$424,902	$446,476

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2018	2017

Revenue
Room revenue	$74,782	$33,102
Other hotel revenue	4,884	2,324
Total hotel revenue	79,666	35,426
Interest income from notes receivable	1,175	1,143
Total revenue	80,841	36,569

Expenses
Hotel operating expenses	50,182	21,404
Property taxes, insurance and other	5,542	2,225
Depreciation and amortization	12,166	4,749
Acquisition expenses	—	11,830
Corporate general and administrative	6,503	3,668
Total expenses	74,393	43,876

Operating income (loss)	6,448	(7,307)

Interest expense and amortization of debt issuance costs	15,960	7,072

Loss before income taxes	(9,512)	(14,379)

Income tax expense	158	666

Net loss	(9,670)	(15,045)

Net loss attributable to noncontrolling interests in Operating Partnership	309	260

Net loss attributable to common stockholders	$(9,361)	$(14,785)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.98)	$(2.70)
Dividends declared	$1.75	$1.75
Weighted average common shares outstanding	9,578	5,480

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2018 and 2017

(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2016	—	$—	3,173	$32	$68,571	$(4,154)	18	$380	$64,829
Issuance of common stock, net of offering costs	—	—	1,818	18	39,925	—	—	—	39,943
Redemption of common stock			(37)		(897)				(897)
Issuance of common stock in connection with Merger	—	—	3,625	36	83,592				83,628
Issuance of operating partnership units, net of offering costs	—	—	—	—	—	—	298	6,111	6,111
Issuance of common stock pursuant to dividend reinvestment plan	—	—	99	1	2,446	—	—	—	2,447
Stock-based compensation	—	—	15		228	—	—	—	228
Net loss	—	—	—	—	—	(14,785)	—	(260)	(15,045)
Dividends and distributions declared	—	—	—	—	—	(9,562)	—	(169)	(9,731)
Balance at December 31, 2017	—	—	8,693	87	193,865	(28,501)	316	6,062	171,513

Issuance of common stock, net of offering costs	—	—	1,884	18	41,897	—	—	—	41,915
Redemption of common stock			(110)	(1)	(2,623)				(2,624)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	159	2	3,716	—	—	—	3,718
Stock-based compensation	—	—	10	—	361	—	—	—	361
Net loss	—	—	—	—	—	(9,361)	—	(309)	(9,670)
Dividends and distributions declared	—	—	—	—	—	(16,812)	—	(554)	(17,366)
Balance at December 31, 2018	—	$—	10,636	$106	$237,216	$(54,674)	316	$5,199	$187,847

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(9,670)	$(15,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,166	4,749
Amortization of debt issuance costs	1,973	794
Deferred income tax expense (benefit)	—	610
Stock-based compensation	361	228
Changes in operating assets and liabilities:
Accounts receivable	672	181
Prepaid expenses and other assets	13	176
Accounts payable and accrued expenses	(336)	(2,787)
Due to related parties	(919)	485
Net cash provided by (used in) operating activities	4,260	(10,609)

Cash flows from investing activities
Repayment of mortgage note receivable from related party	11,200	—
Due to related parties	—	2,000
Repayment of notes receivable from related parties	4,500	—
Origination of notes receivable from Moody I	—	(37,754)
Improvements and additions to hotel properties	(8,588)	(3,188)
Acquisition of Moody I, net of cash acquired	—	(38,771)
Net cash provided by (used in) investing activities	7,112	(77,713)

Cash flows from financing activities
Proceeds from issuance of common stock	44,027	46,564
Redemptions of common stock	(2,624)	(898)
Offering costs paid	(2,692)	(12,663)
Dividends paid	(12,935)	(5,981)
Operating partnership distributions paid	(554)	(166)
Proceeds from notes payable	16,000	70,000
Repayment of notes payable	(54,537)	(3,547)
Payment of debt issuance costs	(598)	(4,700)
Net cash provided by (used in) financing activities	(13,913)	88,609

Net change in cash, cash equivalents and restricted cash	(2,541)	287
Cash, cash equivalents and restricted cash at beginning of year	21,735	21,448
Cash, cash equivalents and restricted cash at end of year	$19,194	$21,735

Supplemental Disclosure of Cash Flow Activity
Interest paid	$14,166	$6,022
Income tax paid	$290	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$(580)	$960
Issuance of common stock from dividend reinvestment plan	$3,718	$2,447
Issuance of common stock in connection with Merger	$—	$90,632
Issuance of operating partnership units in connection with Merger	$—	$6,111
Assumption of notes payable in connection with Merger	$—	$132,745
Repayment of notes receivable from Moody I in connection with Merger	$—	$37,754
Dividends payable	$1,744	$1,585
Operating partnership distribution payable	$47	$47

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2018, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

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

The Company is currently offering the Shares (i) to the public in the Company’s primary offering at a purchase price of $23.19 per share, which is equal to the estimated net asset value (“NAV”) per share for each class as of December 31, 2017, and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $23.19 per share, which is equal to the estimated NAV per share for each class as of December 31, 2017. On March 14, 2019, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s common stock of $23.32 per share as of December 31, 2018.

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

As of December 31, 2018, the Company had received and accepted investors’ subscriptions for and issued 7,011,982 shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 292,204 shares pursuant to the DRP, resulting in gross offering proceeds of $166,178,977. As of December 31, 2018, the Company had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of December 31, 2018, the Company had received and accepted investors’ subscriptions for and issued 885,989 shares in the follow-on offering, including 77,440 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $18,763,352 for the follow-on offering.

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

December 31, 2018 and 2017

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

The Company includes the accounts of certain entities in its consolidated financial statements when the Company is the primary beneficiary for entities deemed to be variable interest entities (“VIEs”) through which the Company has a controlling interest. Interests in entities acquired are evaluated based on GAAP, which requires the consolidation of VIEs in which the Company is deemed to have the controlling financial interest. The Company has the controlling financial interest if the Company has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses or receive benefits from the VIE that could be significant to the Company. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control and/or substantive participating rights under the respective ownership agreement. There are judgments and estimates involved in determining if an entity in which the Company has an investment is a VIE. The entity is evaluated to determine if it is a VIE by, among other things, determining if the equity investors as a group have a controlling financial interest in the entity and if the entity has sufficient equity at risk to finance its activities without additional subordinated financial support. The Company did not have any VIE interests as of December 31, 2018 or 2017.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or incurred by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent aggregate organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by the Advisor. The Company’s organization and offering costs incurred in connection with the Company’s initial public offering did not exceed 15% of the gross offering proceeds from the sale of our shares of common stock in such offering.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of December 31, 2018, total offering costs for the initial public offering and the follow-on offering were $19,344,749, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,011,102 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, total offering costs for the follow-on offering were $979,454, comprised of $0 of offering costs incurred directly by the Company and $979,454 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, the Company had $52,275 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2018.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2014 through 2017 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

Concentration of Risk

As of December 31, 2018, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and year ended December 31, 2018 and 2017.

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

December 31, 2018 and 2017

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during years ended December 31, 2018 or 2017.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid property insurance and hotel operating expenses. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $133,518 and $50,430 as of December 31, 2018 and 2017, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2018 is as follows (in thousands):

Years Ending December 31,
2019	$83
2020	83
2021	83
2022	83
2023	80
Thereafter	522
Total	$934

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $3,003,186 and $1,029,922 as of December 31, 2018 and 2017, respectively. Expected future amortization of debt issuance costs as of December 31, 2018 is as follows (in thousands):

Years Ending December 31,
2019	$957
2020	512
2021	511
2022	511
2023	466
Thereafter	506
Total	$3,463

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 and 11,250 shares as of December 31, 2018 and 2017, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Comprehensive Income

For the periods presented, there were no differences between reported net loss attributable to common stockholders and comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company completed its evaluation of the effect that ASU No. 2014-09 will have on the Company’s consolidated financial statements and evaluated each of our revenue streams under the new standard. Because of the short-term day-to-day nature of the Company’s hotel revenues, the Company determined that the pattern of revenue recognition will not materially change. Under ASU No. 2014-09, there will be a recharacterization of certain revenue streams affecting both gross and net revenue reporting due to changes in principal versus agency guidance, which presentation is deemed immaterial for the Company and will not affect net income. Additionally, the Company does not sell hotel properties to customers as defined by FASB, but have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company finalized its expanded disclosure for the notes to the consolidated financial statements pursuant to the new requirements. The Company adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported in a manner consistent with Revenue Recognition (Topic 605). The Company also expects that the effect of adoption of ASU No. 2014-09 will be immaterial to the Company on an on-going basis.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The following table provides additional detail by financial statement line item of the ASU No. 2016-18 impact on the Company’s consolidated statement of cash flows for the years ended December 31, 2018 and 2017:

(in thousands)	As Reported (Pre-Adoption)	ASU No. 2016-18 Impact	Reported (Post Adoption)
Year Ended December 31, 2018
Net change in cash, cash equivalents and restricted cash	$776	$(3,317)	$(2,541)
Cash, cash equivalents and restricted cash at beginning of year	8,214	13,521	21,735
Cash, cash equivalents and restricted cash at end of year	$8,990	$10,204	$19,194

Year Ended December 31, 2017
Net change in cash, cash equivalents and restricted cash	$(11,363)	$11,650	$287
Cash, cash equivalents and restricted cash at beginning of year	19,577	1,871	21,448
Cash, cash equivalents and restricted cash at end of year	$8,214	$13,521	$21,735

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2018 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,554
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,884
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,066
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	7,025
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,158
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,687
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,341
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,401
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,994
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,998
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,778
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,480
Totals				$399,771	1,941	$191,366

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2018.
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

(5)	Property acquired as a result of the Mergers.

Investment in hotel properties consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	December 31,
	2018	2017
Land	$70,456	$70,456
Buildings and improvements	297,680	297,554
Furniture, fixtures and equipment	43,632	35,170
Total cost	411,768	403,180
Accumulated depreciation	(18,628)	(6,545)
Investment in hotel properties, net	$393,140	$396,635

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

67% of Moody I stockholders elected to receive stock consideration in the Merger, resulting in the Company’s then current stockholders and former Moody I stockholders owning 58% and 42%, respectively, of the common stock of the Company outstanding after the consummation of the Merger, as follows (in thousands):

Company shares outstanding at date of merger	4,904
Company Class A common shares issued to Moody I stockholders on date of Merger	3,619
Total Company shares outstanding after Merger	8,523

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

December 31, 2018 and 2017

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

The results of operations of the Moody I Portfolio have been included in the consolidated statement of operations as of the date of acquisition of September 27, 2017. The following unaudited pro forma consolidated financial information for the year ended December 31, 2017 is presented as if the Company acquired the Moody I Portfolio on January 1, 2017. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Moody I Portfolio on January 1, 2017, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

Revenue	$85,210
Net loss	(6,172)
Net loss attributable to common stockholders	(5,863)
Net loss per common share - basic and diluted	$(0.69)

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

4.	Notes Receivable from Related Parties

As of December 31, 2018 and 2017, the amount of the mortgage note receivable from related party was $0 and $11,200,000, respectively. As of December 31, 2018 and 2017, the amounts of notes receivable from related parties were $6,750,000 and $11,250,000, respectively.

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

The MN TX II Note was paid in full with all accrued interest thereon on June 29, 2018. While outstanding, interest on the outstanding principal balance of the MN TX II Note accrued at a fixed per annum rate equal to 5.50%, provided that in no event would the interest rate exceed the maximum rate permitted by applicable law. The MN TX II Note could be prepaid in whole or part by MN TX II without penalty at any time upon prior written notice to the Company. Interest income on the MN TX II Note was $309,854 and $624,555, respectively, for the years ended December 31, 2018 and 2017.

The estimated fair value of the MN TX II Note as of December 31, 2018 and December 31, 2017 was $0 and $11,200,000, respectively. The fair value of the MN TX II Note was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Notes Receivable from Related Parties

Related Party Note. On August 21, 2015, Moody I originated an unsecured loan in the aggregate principal amount of $9,000,000 (the “Related Party Note”) to Moody National DST Sponsor, LLC, a Texas limited liability company and an affiliate of Sponsor (“DST Sponsor”). Proceeds from the Related Party Note were used by DST Sponsor solely to acquire a commercial real property located in Katy, Texas (the “Subject Property”). The balance of the Related Party Note was $6,750,000 as of December 31, 2018 and 2017. The Company acquired the Related Party Note in connection with the Mergers.

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

Interest income from notes receivable from related parties was $864,900 and $348,800 for the years ended December 31, 2018 and 2017, respectively. Interest receivable on notes receivable from related parties was $810,000 and $0 as of December 31, 2018 and 2017, respectively.

The aggregate estimated fair values of the notes receivable from related parties as of December 31, 2018 and December 31, 2017 was $6,750,000 and $11,250,000, respectively. The fair value of the notes receivable from related parties was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Lyndhurst Loan. On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC (“Lyndhurst Holding”), an indirect subsidiary of Moody I OP, and Lyndhurst Holding executed a promissory note (the “Lyndhurst Note”) evidencing the Lyndhurst Loan in favor of the Company. The Lyndhurst Note bore interest at a rate of 6.50% per annum and was secured by the Marriott Courtyard hotel property owned by Lyndhurst Holding and located in Lyndhurst, New Jersey (the “Lyndhurst Property”). The Lyndhurst Loan matured and was retired upon the consummation of the Mergers. Interest income from the Lyndhurst Loan was $0 and $115,000 for the years ended December 31, 2018 and 2017, respectively. Lyndhurst Holding used the proceeds of the Lyndhurst Loan to repay a loan secured by the Lyndhurst Property that had matured and had become due.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Fort Worth Loan. On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, (“Fort Worth Holding”), an indirect subsidiary of Moody I OP, and Fort Worth Holding executed a promissory note (the “Fort Worth Note”) evidencing the Fort Worth Loan in favor of the Company. The Fort Worth Note bore interest at a rate of 6.50% per annum and was secured by a Townplace Suites hotel property owned by Moody I and located in Ft. Worth, Texas (the “Fort Worth Property”). The Fort Worth Loan matured and was retired upon the consummation of the Mergers. Interest income from the Fort Worth Loan was $0 and $55,000 for the years ended December 31, 2018 and 2017, respectively. Fort Worth Holding used the proceeds of the Fort Worth Loan to repay an existing loan secured by the Fort Worth Property that had matured and had become due. See Note 7, “Related Party Arrangements.”

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2018, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2018 and 2017, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of December 31, 2018	Principal as of December 31, 2017	Interest Rate at December 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,554	$16,575	4.580%	November 1, 2025
Springhill Suites Seattle(2)	44,884	45,000	4.380%	October 1, 2026
MN TX II Note(3)	—	8,400	4.500%	October 6, 2018
Homewood Suites Woodlands(4)	9,066	9,209	4.690%	April 11, 2025
Hyatt Place Germantown(4)	7,025	7,179	4.300%	May 6, 2023
Hyatt Place North Charleston(4)	7,158	7,292	5.193%	August 1, 2023
Hampton Inn Austin(4)	10,687	10,871	5.426%	January 6, 2024
Residence Inn Grapevine(4)	12,341	12,556	5.250%	April 6, 2024
Hilton Garden Inn Austin(4)	18,401	18,707	4.530%	December 11, 2024
Hampton Inn Great Valley(4)	7,994	8,120	4.700%	April 11, 2025
Embassy Suites Nashville(4)	41,998	42,715	4.2123%	July 11, 2025
Homewood Suites Austin(4)	10,778	10,946	4.650%	August 11, 2025
Hampton Inn Houston(4)	4,480	4,604	7.250%	April 28, 2023
Term Loan(5)	26,300	67,000	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(6)	12,971	—	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	230,637	269,174
Less unamortized debt issuance costs	(3,463)	(4,838)
Total notes payable, net of unamortized debt issuance costs	$227,174	$264,336

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

(6)	Monthly payments of interest only were due until the maturity date. All unpaid principal and interest thereon will be due at maturity on April 24, 2019.

Hotel properties secure their respective loans. The loan from a bank with which the Company financed the MN TX II Note was secured by the MN TX II Note. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of December 31, 2018 are as follows (in thousands):

Years ending December 31,
2019	$42,597
2020	3,463
2021	3,655
2022	3,832
2023	20,415
Thereafter	156,674
Total	$230,636

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

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter June 30, 2017. The Company satisfied such obligation with respect to the calendar quarter ended December 31, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% the OP’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal of $100,000 per month, and the margins over the base rate or LIBOR rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

As of December 31, 2018, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans or the Term Loan.

Short Term Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16,000,000 (“Short Term Loan”). The proceeds of the promissory note were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The maturity date of the promissory note is April 24, 2019 and the note bears interest at an annual rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 2.5%. The Company and the OP are collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1,500,000 and 50% of our consolidated net cash flow. The promissory note may be prepaid at any time in whole or in part without penalty.

The estimated fair value of the Company’s notes payable as of December 31, 2018 and 2017 was $231,000,000 and $269,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2018, there were a total of 10,635,728 shares of the Company’s common stock issued and outstanding, including 7,011,982 shares, net of redemptions, issued in the Offering, 3,570,746 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 45,000 shares of restricted stock, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of December 31, 2018
Class A Shares	10,294,007
Class D Shares	—
Class T Shares	270,162
Class I Shares	71,559
Total	10,635,728

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and year ended December 31, 2018 and 2017 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

First Quarter 2017	$1,017	$410	$1,427
Second Quarter 2017	1,325	590	1,915
Third Quarter 2017	1,478	627	2,105
Fourth Quarter 2017	2,161	820	2,981
Total	$5,981	$2,447	$8,428

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2018 and 2017 was $5,199,310 and $6,062,150, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $308,892 and $260,071 for the years ended December 31, 2018 and 2017, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s ongoing public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment. In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the Company’s primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the Company’s primary offering. As of December 31, 2018, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees and $2,099,018 in dealer manager fees, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $3,731,889 which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

As of December 31, 2018, total offering costs for the initial public offering and the follow-on offering were $19,344,749, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,011,102 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, total offering costs for the follow-on offering were $979,454, comprised of $0 of offering costs incurred directly by the Company and $979,454 in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2018, the Company had $52,275 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. In addition, the first $3,500,000 of aggregate Contingent Advisor Payments that would otherwise be paid to the Advisor (the “Contingent Advisor Holdback”), will be retained by the Company until January 16, 2019, at which time any portion of the Contingent Advisor Holdback owed to the Advisor will be paid. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the year ended December 31, 2018, the Company did not pay Advisor any acquisition fees. For the year ended December 31, 2017, the Company paid the Advisor acquisition fees of $670,000 in connection with the Mergers, which amount was equal to 1.5% of the cash consideration paid to Moody I stockholders

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2018 and 2017.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during year ended December 31, 2018. For the year ended December 31, 2017, the Company paid $1,720,000 in financing coordination fees to the Advisor in connection with the acquisition of the Moody I Portfolio based on the loans assumed from Moody I in connection with the Merger, including the debt held by the Company related to the Marriott Courtyard Lyndhurst and the Townplace Suites Forth Worth.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties.  For the years ended December 31, 2018 and 2017, the Company paid the Property Manager property management fees of $3,185,388 and $1,409,841, and accounting fees of $420,000 and $154,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2018, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the year ended December 31, 2018 and 2017, the Company incurred asset management fees of $4,197,000 and $1,913,000, respectively, payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sells a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement will be reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of December 31, 2018, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2018, total operating expenses of the Company were $6,503,476, which included $4,861,283 in operating expenses incurred directly by the Company and $1,642,193 incurred by the Advisor on behalf of the Company. Of the $6,503,476 in total operating expenses incurred during the four fiscal quarters ended December 31, 2018, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1,642,000 during four fiscal quarters ended December 31, 2018, which includes reimbursements for quarters prior to the four quarters ended December 31, 2018. As of December 31, 2018, the Company had $376,000 due from the Advisor for operating expense reimbursement.

Merger with Moody I

See Note 1, “Organization—Merger with Moody National REIT I, Inc.”

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Fort Worth Loan

On August 15, 2017, the OP made a loan in the amount of $7,106,506 (the “Fort Worth Loan”) to Moody National International-Fort Worth Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Fort Worth Loan was $0 and $55,000 for the year ended December 31, 2018 and 2017, respectively.

Lyndhurst Loan

On September 6, 2017, the OP made a loan in the amount of $30,647,770 (the “Lyndhurst Loan”) to Moody National 1 Polito Lyndhurst Holding, LLC, an indirect subsidiary of Moody I OP. The loan matured and was retired upon completion of the Mergers. Interest income from the Lyndhurst Loan was $0 and $155,000 for the year ended December 31, 2018 and 2017, respectively.

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

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2018, there were 1,955,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $361,020 and $227,695 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 7,500 non-vested shares of $130,668 will be recognized during the first, second and third quarters of 2019.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2016	5,000	$25.00
Shares granted on August 10, 2017	5,000	$27.82
Shares granted on September 27, 2017	10,000	$27.82
Shares vested	(8,750)	$26.21

Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 13, 2018	10,000	$23.19
Shares vested	(13,750)	$26.98
Balance of non-vested shares as of December 31, 2018	7,500	$23.19

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2018, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Property improvement plan	$1,239	$4,018
Real estate taxes	2,894	2,768
Insurance	231	228
Hotel furniture and fixtures	4,168	3,199
Debt service	764	2,913
Seasonality	883	370
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$10,204	$13,521

Franchise Agreements

As of December 31, 2018, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $6,603,000 and $2,832,000 for the years ended December 31, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

As of December 31, 2018, the Company had operating loss carry-forwards of $3,599,399.

The Company had deferred tax assets of $2,303,000 as of December 31, 2018 and 2017, net of a valuation allowance of $1,194,000 and $0 as of December 31, 2018 and December 31, 2017, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2018, the TRS had a net operating loss carry-forward of $15,776,091, of which $7,292,853 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Years ended December 31,
	2018	2017
Current expense	$158	$56
Deferred expense (benefit)	(1,194)	610
Valuation provision for deferred benefit	1,194	—
Total expense (benefit), net	$158	$666

Federal	$(1,194)	$610
Valuation provision for federal taxes	1,194	—
State	158	56
Total tax expense (benefit)	$158	$666

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2018	2017
Expected federal tax benefit at statutory rate	$(1,998)	$(3,020)
Tax impact of REIT election	2,156	3,686
Income tax expense (benefit)	$158	$666

On December 31, 2018, the Company had net deferred tax assets of $2,303,000 primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2037 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

12.	Subsequent Events

Distributions Declared

On December 31, 2018, the Company declared a distribution in the aggregate amount of $1,602,154, of which $1,114,635 was paid in cash on January 15, 2019, $352,824 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, $99,395 was paid on February 15, 2019, and $35,300 was deferred pending the return of letters of transmittal by former Moody I stockholders. On January 31, 2019, the Company declared a distribution in the aggregate amount of $1,555,304, of which $1,219,540 was paid in cash on February 15, 2019, $385,053 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $49,289 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders. On February 28, 2019, the Company declared a distribution in the aggregate amount of $1,466,518 of which $1,106,960 was paid in cash on March 15, 2019, $359,718 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $160 was paid in cash to reduce deferred dividends pending the return of letters of transmittal by former Moody I stockholders.

Approval of Proposed Acquisition of Residence Inn Houston Medical Center

On March 29, 2019, the Company’s board of directors authorized the acquisition by the Company of a 182-unit Residence Inn by Marriott hotel property located in Houston, Texas (the “Residence Inn Houston Medical Center”) from an affiliate of Sponsor for an aggregate purchase price, exclusive of closing costs, of approximately $52.0 million. The Company intends to finance a portion of the purchase price of the Residence Inn Houston Medical Center (i) by assuming an existing loan in the amount of $29.1 million secured by a lien and security interest in the Residence Inn Houston Medical Center, and (ii) by obtaining an additional unsecured loan in the amount of $22.9 million from the seller of the Residence Inn Houston Medical Center. The acquisition is subject to various conditions to closing and there can be no guarantee that the Company will complete the acquisition on the terms described above, or at all.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,554	$4,310	$23,190	$27,500	(2)	$69	$4,310	$23,259	$27,569	$2,274	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	44,884	14,040	60,060	74,100		2,026	14,040	62,086	76,126	4,319	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	9,066	2,828	14,528	17,356		300	2,828	14,828	17,656	675	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	7,025	1,874	14,200	16,074		57	1,874	14,257	16,131	654	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	7,158	783	13,022	13,805		123	783	13,145	13,928	596	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	10,687	4,329	14,999	19,328		157	4,329	15,156	19,485	789	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	12,341	2,028	23,217	25,245		350	2,028	23,567	25,595	1,046	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	–	2,663	36,885	39,548		175	2,663	37,060	39,723	1,655	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	18,401	9,058	20,230	29,288		114	9,058	20,344	29,402	1,068	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,994	1,730	13,554	15,284		1,683	1,730	15,237	16,967	852	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	41,998	14,805	67,402	82,207		3,374	14,805	70,776	85,581	2,964	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10,778	4,218	14,617	18,835		749	4,218	15,366	19,584	805	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	–	4,240	7,001	11,241		25	4,240	7,026	11,266	399	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,480	3,550	6,410	9,960		2,795	3,550	9,205	12,755	532	1995	September 27, 2017

		Total	$191,366	$70,456	$329,315	$399,771		$11,997	$70,456	$341,312	$411,768	$18,628

(1)	The aggregate cost of real estate for federal income tax purposes was $354,176,649 as of December 31, 2018.

(2)	Includes gain on acquisition of hotel property of $2,000,000.

(3)	100% of sthe Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2018

	2018	2017
Real estate:
Balance at the beginning of the year	$403,180	$101,821
Acquisitions	—	298,171
Improvements and additions	8,588	3,188
Dispositions	—	—
Balance at the end of the year	$411,768	$403,180

Accumulated depreciation:
Balance at the beginning of the year	$6,545	$1,831
Depreciation	12,083	4,714
Dispositions	—	—
Balance at the end of the year	$18,628	$6,545