Form 10-Q
period 2019-03-31
Moody National REIT II, Inc.
filed 2019-05-15
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 8, 2019, there were 11,676,890 shares of the Registrant’s common stock issued and outstanding, consisting of 11,182,483 shares of Class A common stock, 111,822 shares of Class I common stock, and 382,585 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Investment in hotel properties, net	$390,961	$393,140
Cash and cash equivalents	8,593	8,990
Restricted cash	6,419	10,204
Investment in marketable securities	6,835	—
Accounts receivable, net of allowance of $33 as of March 31, 2019 and December 31, 2018	1,152	711
Note receivable from related party	6,750	6,750
Prepaid expenses and other assets	3,693	3,014
Deferred franchise costs, net of accumulated amortization of $153 and $132 at March 31, 2019 and December 31, 2018, respectively	913	934
Due from related parties	1,161	1,159
Total Assets	$426,477	$424,902

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $3,136 and $3,463 as of March 31, 2019 and December 31, 2018	$220,771	$227,174
Accounts payable and accrued expenses	6,501	8,089
Dividends payable	1,797	1,744
Operating partnership distributions payable	47	47
Total Liabilities	229,116	237,054

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 11,380 and 10,636 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	114	106
Additional paid-in capital	254,339	237,216
Accumulated deficit	(62,077)	(54,674)
Total stockholders’ equity	192,376	182,648
Noncontrolling interests in Operating Partnership	4,984	5,199
Total Equity	197,360	187,847
Total Liabilities and Equity	$426,477	$424,902

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2019	2018
Revenue
Room revenue	$17,315	$17,347
Other hotel revenue	1,141	1,200
Total hotel revenue	18,456	18,547
Interest and dividend income	329	419
Total revenue	18,785	18,966

Expenses
Hotel operating expenses	12,115	11,767
Property taxes, insurance and other	1,369	1,296
Depreciation and amortization	3,174	2,922
Corporate general and administrative	1,622	2,041
Total expenses	18,280	18,026

Operating income	505	940

Other expenses
Interest expense and amortization of debt issuance costs	3,086	4,335
Unrealized loss on change in fair value of investment in marketable securities	159	—
Total other expenses	3,245	4,335

Loss before income taxes	(2,740)	(3,395)

Income tax expense (benefit)	50	(321)

Net loss	(2,790)	(3,074)

Loss attributable to noncontrolling interests in Operating Partnership	78	107

Net loss attributable to common stockholders	$(2,712)	$(2,967)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.25)	$(0.34)
Dividends declared	$0.43	$0.43
Weighted average common shares outstanding	10,953	8,797

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2019
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2018	—	$—	10,636	$106	$237,216	$(54,674)	316	$5,199	$187,847
Issuance of common stock, net of offering costs	—	—	811	8	18,575	—	—	—	18,583
Redemption of common stock	—	—	(115)	(1)	(2,637)	—	—	—	(2,638)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	48	1	1,120	—	—	—	1,121
Stock-based compensation	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	(2,712)	—	(78)	(2,790)
Dividends and distributions declared	—	—	—	—	—	(4,691)	—	(137)	(4,828)
Balance at March 31, 2019	—	$—	11,380	$114	$254,339	$(62,077)	316	$4,984	$197,360

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,790)	$(3,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,174	2,922
Amortization of debt issuance costs	327	576
Deferred income tax	—	(330)
Unrealized loss on change in fair value of investment in marketable securities	159	—
Stock-based compensation	65	128
Changes in operating assets and liabilities
Accounts receivable	(441)	(104)
Prepaid expenses and other assets	(679)	(728)
Accounts payable and accrued expenses	(1,588)	(1,017)
Due from related parties	(229)	42
Net cash used in operating activities	(2,002)	(1,585)

Cash flows from investing activities
Repayment of note receivable from related party	—	4,500
Investment in marketable securities	(6,994)	—
Improvements and additions to hotel properties	(974)	(2,146)
Net cash (used in) provided by investing activities	(7,968)	2,354

Cash flows from financing activities
Proceeds from issuance of common stock	18,810	6,247
Redemptions of common stock	(2,638)	(51)
Offering costs paid	—	(1,160)
Dividends paid	(3,517)	(3,218)
Operating partnership distributions paid	(137)	(137)
Repayment of notes payable	(6,730)	(5,077)
Net cash provided by (used in) financing activities	5,788	(3,396)

Net change in cash and cash equivalents and restricted cash	(4,182)	(2,627)
Cash and cash equivalents and restricted cash at beginning of period	19,194	21,735
Cash and cash equivalents and restricted cash at end of period	$15,012	$19,108

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,763	$3,833
Income tax paid	$—	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$227	$(396)
Issuance of common stock from dividend reinvestment plan	$1,121	$634
Dividends payable	$1,797	$1,535
Operating partnership distributions payable	$47	$47

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2019, the Company owned (1) interests in fourteen hotel properties located in six states comprising a total of 1,941 rooms, (2) investment in marketable securities of approximately $6.8 million, and (3) a loan with a current principal amount of $6,750,000 originated to an affiliate of Sponsor used to acquire a commercial property located in Katy, Texas. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties” and Note 4, “Notes Receivable from Related Parties.”

On January 20, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock consisting of up to $1,000,000,000 in shares of the Company’s common stock offered to the public, and up to $100,000,000 in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”).

On June 26, 2017, the SEC declared effective the Company’s post-effective amendment to its registration statement for the Company’s initial public offering, which reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”) to be sold on a “best efforts” basis. On January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however that the Advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 7, “Related Party Arrangements.”

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

The Company is currently offering the Shares (i) to the public in the Company’s primary offering at a purchase price of $23.32 per share, which is equal to the estimated net asset value (“NAV”) per share for each class as of December 31, 2018, and (ii) to the Company’s stockholders pursuant to the DRP at a purchase price of $23.32 per share, which is equal to the estimated NAV per share for each class as of December 31, 2018.

As of March 31, 2019, the Company had received and accepted investors’ subscriptions for and issued 7,851,842 shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 340,563 shares pursuant to the DRP, resulting in gross offering proceeds of $184,550,926. As of March 31, 2019, the Company had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of March 31, 2019, the Company had received and accepted investors’ subscriptions for and issued 1,725,849 shares in the follow-on offering, including 125,799 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $37,135,301 for the follow-on offering.

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

As of March 31, 2019, total offering costs for the initial public offering and the follow-on offering were $19,572,671, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,239,024 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, total offering costs for the follow-on offering were $1,207,376, comprised of $0 of offering costs incurred directly by the Company and $1,207,376 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, the Company had $280,197 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2019.

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

The Company has elected the fair value option in recording its investment in marketable securities whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. With the exception of the Company’s fixed-rate notes receivable from related parties and notes payable, the carrying amounts of other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses, approximate their fair values due to their short-term nature. For the fair value of the Company’s note receivable from related parties and notes payable, see Note 4, “Notes Receivable from Related Parties” and Note 5, “Debt.” Additionally, for the fair value information related to purchase accounting for the Mergers, see Note 3, “Investment in Hotel Properties.”

Concentration of Risk

As of March 31, 2019, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2019 and 2018.

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

Investment in Marketable Securities

Investment in marketable securities of $6,834,730 at March 31, 2019 consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended March 31, 2019 and 2018, unrealized loss on investment in marketable securities was $158,888 and $0, respectively.

Dividend income is recognized when earned. For the three months ended March 31, 2019 and 2018, dividend income of $128,370 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2019 or 2018.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $154,290 and $133,518 as of March 31, 2019 and December 31, 2018, respectively.

Expected future amortization of deferred franchise costs as of March 31, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$62
2020	83
2021	83
2022	83
2023	80
Thereafter	522
Total	$913

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $3,329,775 and $3,003,186 as of March 31, 2019 and December 31, 2018, respectively. Expected future amortization of debt issuance costs as of March 31, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$630
2020	512
2021	511
2022	511
2023	466
Thereafter	506
Total	$3,136

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 5,000 and 7,500 shares as of March 31, 2019 and December 31, 2018, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures, the Company believes the impact will be minimal to the Company’s ongoing consolidated statements of operations.

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2019 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,489
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,701
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	9,027
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,985
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,123
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,637
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,283
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,319
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,960
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,808
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,733
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,454
Totals				$399,771	1,941	$190,519

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of March 31, 2019.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at March 31, 2019 and December 31, 2018 (all amounts in thousands):

	March 31, 2019	December 31, 2018
Land	$70,456	$70,456
Buildings and improvements	297,680	297,680
Furniture, fixtures and equipment	44,606	43,632
Total cost	412,742	411,768
Accumulated depreciation	(21,781)	(18,628)
Investment in hotel properties, net	$390,961	$393,140

4.	Note Receivable from Related Party

As of March 31, 2019 and December 31, 2018, the amount of the note receivable from related party was $6,750,000.

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

On August 15, 2016, the maturity date of the Related Party Note was extended from August 21, 2016 to August 21, 2017 and the origination fee in the amount of $90,000 and an extension fee in the amount of $45,000 were paid to Moody I by DST Sponsor. On September 24, 2017, the maturity date was extended to August 21, 2018. On August 30, 2018, the maturity date was extended to April 30, 2019. The Related Party Note was paid in full on April 29, 2019.

Interest income from note receivable from related parties was $199,700 and $262,900 for the three months ended March 31, 2019 and 2018, respectively. Interest receivable on notes receivable from related parties was $1,009,700 and $810,000 as of March 31, 2019 and December 31, 2018, respectively.

The estimated fair value of the note receivable from related party as of March 31, 2019 and December 31, 2018 was $6,750,000. The fair value of the note receivable from related party was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2019, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2019 and December 31, 2018, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of March 31, 2019	Principal as of December 31, 2018	Interest Rate at December 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,489	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,701	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	9,027	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,985	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,123	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,637	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,283	12,341	5.250%	April 6, 2024
Hilton Garden Inn Austin(1)	18,319	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,960	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,808	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,733	10,778	4.650%	August 11, 2025
Hampton Inn Houston(1)	4,454	4,480	7.500%	April 28, 2023
Term Loan(2)	26,000	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	7,388	12,971	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	223,907	230,637
Less unamortized debt issuance costs	(3,136)	(3,463)
Total notes payable, net of unamortized debt issuance costs	$220,771	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of principal and interest are due and payable until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed below. The Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties are pledged as security for the Term Loan.
(3)	Monthly payments of principal and interest were due and payable until the maturity date. All unpaid principal and interest thereon was repaid in full on April 24, 2019, the maturity date.

Hotel properties secure their respective loans. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of March 31, 2019 are as follows (all amounts in thousands):

Years ending December 31,
2019	$35,868
2020	3,463
2021	3,655
2022	3,832
2023	20,415
Thereafter	156,674
Total	$223,907

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association (“KeyBank,” and together with any other lender institutions that may become parties thereto, the “Lenders”), as agent and lender, entered into a term loan agreement (as amended, the “Term Loan Agreement”). Pursuant to the Term Loan Agreement, the Lenders have made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. The outstanding principal of the Term Loan will initially bear interest, payable monthly, at either (i) 6.25% per year over the base rate, which is defined in the Term Loan Agreement as the greatest of (a) the fluctuating annual rate of interest announced from time to time by the Agent at the Agent’s Head Office as its “prime rate,” (b) the then applicable London Interbank Offered Rate (“LIBOR”) for a one month Interest Period plus one percent (1.00%), or (c) one half of one percent (0.5%) above the Federal Funds Effective Rate or (ii) 7.25% per year over the LIBOR rate for the applicable Interest Period, but upon reduction of the outstanding principal balance of the Term Loan to a specified level, the margins over the base rate or LIBOR rate will be reduced to 2.95% and 3.95%, respectively. As a condition to the funding of the Term Loan, the OP has entered into an interest rate cap arrangement with KeyBank that caps LIBOR at 1.75% until the initial Maturity Date with respect to $26.0 million of the principal of the Term Loan. The Company began making principal payments of $1.5 million per month in November 2017.

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter June 30, 2018. The Company satisfied such obligation with respect to the calendar quarter ended March 31, 2019.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% the OP’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal will be $100,000 per month, and the margins over the base rate or LIBOR rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

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

If the Company violates financial and other covenants contained in any of the mortgage loans or Term Loan described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan or the Term Loan with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the mortgage loans or the Term Loan were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offering of debt securities, or additional equity financings. If the company is unable to refinance its debt on acceptable terms, including at maturity of the mortgage loans or the Term Loan, it may be forced to dispose of the hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increase interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to stockholders.

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

As of March 31, 2019, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans secured by the Company’s properties or the Term Loan.

Short Term Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor of Green Bank, N.A. in the original principal amount of $16,000,000 (the “Short Term Loan”). The proceeds of the promissory note were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The note bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and the Company and the OP were collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1,500,000 and 50% of our consolidated net cash flow. The entire outstanding principle amount of the Short Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

The estimated fair value of the Company’s notes payable as of March 31, 2019 and December 31, 2018 was $224,000,000 and $231,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash.  As of March 31, 2019, there were a total of 11,380,141 shares of the Company’s common stock issued and outstanding, including 7,851,842 shares, net of redemptions, issued in the Company’s public offerings, 3,475,299 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 45,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of December 31, 2018
Class A Shares	10,917,857
Class T Shares	355,299
Class I Shares	106,985
Total	11,380,141

The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company’s board of directors has authorized and declared a distribution to its stockholders for 2019 and 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of the Company’s common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2019 and 2018 (all amounts in in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
First Quarter 2018	$3,218	$634	$3,852

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2019 and December 31, 2018 was $4,984,482 and $5,199,310, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $78,238 and $106,593 for the three months ended March 31, 2019 and 2018, respectively.

7.	Related Party Arrangements

Pursuant to the Advisory Agreement, the Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by the Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 9, “Subordinated Participation Interest.”

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of March 31, 2019, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the offering and $2,099,018 in dealer manager fees related to the offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $5,272,521 of which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2019, total offering costs for the initial public offering and the follow-on offering were $19,572,671, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,239,024 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, total offering costs for the follow-on offering were $1,207,376, comprised of $0 of offering costs incurred directly by the Company and $1,207,376 in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2019, the Company had $280,197 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees to Advisor during the three months ended March 31, 2019 and 2018.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2019 and 2018.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2019 and 2018.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2019 and 2018, the Company incurred property management fees to Property Manager of $738,248 and $741,909, respectively, and accounting fees of $105,000 and $105,000, respectively, pursuant to the terms of a hotel management agreement, and which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2019, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2019 and 2018, the Company incurred asset management fees of $1,046,000 and $1,064,000 payable to the Advisor, respectively, and which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of March 31, 2019, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2019, total operating expenses of the Company were $6,192,645, which included $4,786,099 in operating expenses incurred directly by the Company and $1,406,546 incurred by the Advisor on behalf of the Company. Of the $6,192,645 in total operating expenses incurred during the four fiscal quarters ended March 31, 2019, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1,406,000 during the four fiscal quarters ended March 31, 2019. As of March 31, 2019, the Company had $452,000 due from the Advisor for operating expense reimbursement.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2019, there were 1,955,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to shares of restricted stock issued pursuant to the Independent Directors Compensation Plan of $64,616 and $128,467 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with the 5,000 non-vested shares of $66,052 will be recognized during the second and third quarters of 2019.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2019 and year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 13, 2018	10,000	$23.19
Shares vested	(13,750)	$26.98

Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares vested	(2,500)	$23.19
Balance of non-vested shares as of March 31, 2019	5,000	$23.19

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2019, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of March 31, 2019 and December 31, 2018 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2019	2018
Property improvement plan	$279	$1,239
Real estate taxes	542	2,894
Insurance	58	231
Hotel furniture and fixtures	4,189	4,168
Debt service	784	764
Seasonality	542	883
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$6,419	$10,204

Franchise Agreements

As of December 31, 2018, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio in the Mergers, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1,581,000 and $1,565,000 for the three months ended March 31, 2019 and 2018, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

11.	Income Taxes

The Company has formed a TRS that is treated as a C-corporation for federal income tax purposes and uses the asset and liability method of accounting for income taxes. Tax return positions are recognized in the consolidated financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.

As of March 31, 2019, the Company had operating loss carry-forwards of $281,051.

The Company had deferred tax assets of $2,303,000 as of March 31, 2019 and December 31, 2018, net of a valuation allowance of $1,662,000 and $1,194,000 as of March 31, 2019 and December 31, 2018, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2019, the TRS had a net operating loss carry-forward of $15,776,091, of which $7,292,853 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three months ended March 31, 2019 and 2018 consisted of the following (all amounts in thousands):

	Three months ended March 31,
	2019	2018
Current expense	$50	$9
Deferred benefit	(468)	(330)
Valuation provision for deferred benefit	468	—
Total expense (benefit)	$50	$(321)

Federal	$(468)	$(330)
Valuation provision for federal taxes	468	—
State	50	9
Total tax expense (benefit)	$50	$(321)

On March 31, 2019, the Company had net deferred tax assets of $2,303,000 primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

The recently enacted tax reform bill, informally known as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income tax laws. For example, the top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. Additionally, for taxable years beginning after December 31, 2017, the Tax Cuts and Jobs Act limits interest deductions for businesses, whether in corporate or pass-through form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for the tax year, but the tax rules do permit a real estate business, such as a REIT, to elect out of the interest limitation rules in exchange for depreciating its real estate assets using alternative depreciation system principles. Technical corrections or other amendments to, or administrative guidance interpreting, the Tax Cuts and Job Act may be forthcoming at any time. The Company cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future changes on REITs and their stockholders. For the Company, the reduction in the federal corporate tax rate resulted in a reduction to the net deferred tax assets of the TRS of approximately $1.6 million.

12.	Subsequent Events

Distributions Declared

On March 31, 2019, the Company declared a distribution in the aggregate amount of $1,669,101, of which $1,282,175 was paid in cash on April 15, 2019, $397,860 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $10,934 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On April 30, 2019, the Company declared a distribution in the aggregate amount of $1,656,926, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about May 15, 2019.

Short Term Loan

The entire outstanding principle amount of the Short Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

Acquisition of Residence Inn Houston Medical Center

On April 29, 2019, the Company acquired a 182-unit Residence Inn by Marriott hotel property located in Houston, Texas (the “Residence Inn Houston Medical Center”) from an affiliate of Sponsor for an aggregate purchase price, exclusive of closing costs, of approximately $52.0 million, inclusive of (i) the Company’s assumption of an existing loan in the amount of $28.2 million secured by a lien and security interest in the Residence Inn Houston Medical Center, and (ii) seller financing in the amount of $22.6 million from the seller of the Residence Inn Houston Medical Center.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing public offering;

●	our ability to effectively deploy the proceeds raised in our public offering;

●	our ability to obtain financing on acceptable terms;

●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to identify and acquire real estate and real estate-related assets on selling terms that are favorable to us;

●	our ability to effectively integrate and manage our expanded operations following the consummation of our merger with Moody National REIT I, Inc.;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	changes in demand for rooms at our hotel properties;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of REITs (as defined below);

●	the availability of capital; and

●	changes in interest rates.

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

On January 20, 2015, we commenced our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 in shares of our common stock offered to the public and up to $100,000,000 in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, the Securities and Exchange Commission, or SEC, declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the SEC declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990,000,000 in any combination of the three classes of our shares, consisting of up to $895,000,000 in shares of our common stock offered to the public, which we refer to as the “primary offering,” and up to $95,000,000 in shares of our common stock offered to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

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

On March 14, 2019, our board of directors determined an estimated net asset value, or NAV, per share of all classes of our common stock as of December 31, 2018 of $23.32. We are currently offering our shares (i) to the public in our primary offering at a purchase price of $23.32 per share, which is equal to the estimated NAV per share for each class of our common stock as of December 31, 2018, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.32 per share, which is equal to the NAV per share for each class of our common stock as of December 31, 2018.

As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 7,851,842 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 340,563 shares pursuant to the DRP, resulting in gross offering proceeds of $184,550,926. As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 1,725,849 shares in the follow-on offering, including 125,799 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $37,135,301 for the follow-on offering. As of May 8, 2019, we had received and accepted investors’ subscriptions for and issued 2,022,598 shares in our follow-on offering, including 142,860 shares issued pursuant to our DRP, resulting in gross offering proceeds of $43,631,950. As of March 12, 2019, $943,052,905 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and is responsible for the distribution of our common stock in our ongoing follow-on offering.

We intend to continue to use the net proceeds from our public offerings to acquire hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions, as well as real estate securities and debt-related investments related to the hospitality sector.

As of March 31, 2019, our portfolio consisted of (1) ownership interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) investment in marketable securities of approximately $6.8 million, and (3) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.” of our Annual Report on Form 10-K, as filed with the SEC on March 29, 2019, and the notes to the consolidated financial statements included in this Quarterly Report.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments.

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount of $990,000,000 in our offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income would be higher, which could affect our net income and results of operations.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018. We were formed on July 25, 2014. As of March 31, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas and (3) a mortgage note receivable with a current principal amount of $11,200,000 from a related party. As of March 31, 2019, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) investment in marketable securities of approximately $6.8 million, and (3) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Primarily because we owned only one note receivable as of March 31, 2019, our interest and dividend income for the three months ended March 31, 2019 are not directly comparable to those for the three months ended March 31, 2018. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018

Revenue

Total revenue decreased to $18,784,859 for the three months ended March 31, 2019 from $18,966,205 for the three months ended March 31, 2018. Hotel revenue decreased to $18,456,062 for the three months ended March 31, 2019 from $18,547,166 for the three months ended March 31, 2018. Interest and dividend income from our notes receivable and investment in marketable securities decreased to $328,797 for the three months ended March 31, 2019 from $419,039 for three months ended March 31, 2018 due to the repayment of the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2019 and 2018 follows (all amounts in thousands):

	Three months ended March,		Increase
	2019	2018	(Decrease)
Residence Inn Austin	$1,282	$1,316	$(34)
Springhill Suites Seattle	2,169	2,646	(477)
Homewood Suites Woodlands	754	811	(57)
Hyatt Place Germantown	825	891	(66)
Hyatt Place North Charleston	845	951	(106)
Hampton Inn Austin	1,219	1,123	96
Residence Inn Grapevine	1,708	1,769	(61)
Marriott Courtyard Lyndhurst	1,848	2,003	(155)
Hilton Garden Inn Austin	1,420	1,391	29
Hampton Inn Great Valley	772	765	7
Embassy Suites Nashville	3,189	2,424	765
Homewood Suites Austin	1,102	1,106	(4)
Townplace Suites Fort Worth	745	628	117
Hampton Inn Houston	578	723	(145)
	$18,456	$18,547	$(91)

Revenues declined at Springhill Suites Seattle and Hampton Inn Houston for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to ongoing renovations to the hotels.

Hotel Operating Expenses

Hotel operating expenses increased to $12,115,344 for the three months ended March 31, 2019 from $11,767,605 for the three months ended March 31, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1,368,789 for the three months ended March 31, 2019 from $1,295,996 for the three months ended March 31, 2018 due to an increase in property assessed valuations for the three months ended March 31, 2019.

Depreciation and Amortization

Depreciation and amortization increased to $3,173,996 for the three months ended March 31, 2019 from $2,922,015 for the three months ended March 31, 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1,621,942 for the three months ended March 31, 2019 from $2,040,743 for the three months ended March 31, 2018 due primarily to a decrease in professional fees and directors fees for the three months ended March 31, 2019. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3,085,963 for the three months ended March 31, 2019 from $4,334,558 for the three months ended March 31, 2018. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized loss on change in fair value of investment in marketable securities increased to $158,888 for the three months ended March 31, 2019 from $0 for the three months ended March 31, 2018 because the initial investment in marketable securities was made during the three months ended March 31, 2019.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $49,817 and $(321,000) for the three months ended March 31, 2019 and 2018, respectively, because we recorded a tax benefit related to the federal taxable loss of our taxable REIT subsidiary, or TRS, during the three months ended March 31, 2018.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Proceeds from our public offering currently supply a significant portion of our cash. Over time, however, we anticipate that cash from operations will generally fund our cash needs for items other than asset acquisitions.

There may be a delay between the sale of shares of our common stock during our public offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Net Cash Used in Operating Activities

As of March 31, 2019, we owned interests in fourteen hotel properties and one note receivable from related party. Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $2,003,571 and $1,585,031, respectively. The increase in cash used in operating activities for the three months ended March 31, 2019 was primarily due to the fact that the reduction in accounts payable and accrued expenses during the three months ended March 31, 2019 was more than the decrease in accounts payable and accrued expenses for the three months ended March 31, 2018.

Net Cash (Used in) Provided by Investing Activities

Our cash (used in) provided by investing activities will vary based on how quickly we invest the net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash (used in) provided by investing activities for the three months ended March 31, 2019 and 2018 was $(7,967,433) and $2,354,057, respectively. The increase in cash used in investing activities for the three months ended March 31, 2019 was due to the fact that we made an investment in marketable securities during the three months ended March 31, 2019 and the related party mezzanine note receivable was paid in full during the three months ended March 31, 2018.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2019, our cash flows from financing activities consisted primarily of proceeds from our public offering, net of offering costs, distributions paid to our stockholders and repayment of notes payable. Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 was $5,788,992 and $(3,395,834), respectively. The increase in cash provided by financing activities for the three months ended March 31, 2019, was primarily due to gross offering proceeds of $18,809,722 for the three months ended March 31, 2019 compared to $6,246,558 for the three months ended March 31, 2018.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2019, we had cash on hand, cash equivalents and restricted cash of $15,012,976.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the Lenders), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders have made a term loan to our operating partnership in the original principal amount of $70 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. The balance of the term loan was $26,000,000 as of March 31, 2019.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018. On October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan, subject to satisfaction of certain conditions, including payment of an extension fee in the amount of 0.5% of the then outstanding principal amount of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, will be due on the maturity date of the Term Loan. In addition, the Term Loan originally provided for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow or (ii) $1,500,000. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal will be $100,000 per month, and the margins over the base rate or London Interbank Offered Rate, or LIBOR, rate will be 2.75% and 3.75%, respectively. The Term Loan may be prepaid at any time, in whole or in part, without premium or penalty, as described in the Term Loan Agreement. Upon the occurrence of an event of default, the Lenders may accelerate the payment of the Outstanding Balance.

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

As of March 31, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans secured by our properties or the Term Loan.

Short Term Loan

On October 24, 2018, our operating partnership issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16,000,000, or the Short Term Loan. The proceeds of the Short Term Loan were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The Short Term Loan bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and our company and the operating partnership were collectively required to make a monthly payment on the outstanding principal and interest of the Short Term Loan equal to the greater of $1,500,000 or 50% of our consolidated net cash flow. The entire principal balance of the Short Term Loan and all interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

As of March 31, 2019, our outstanding indebtedness totaled $223,906,426, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2019 and December 31, 2018, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2019 (all amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations(1)	$223,907	$35,868	$7,118	$24,247	$156,674
Interest payments on outstanding debt obligations(2)	52,760	7,679	17,371	16,139	11,571
Total	$276,667	$43,547	$24,489	$40,386	$168,245

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2019.

As discussed above, we extended the maturity date of and partially refinanced the Term Loan on October 24, 2018. We intend to retire the Term Loan with proceeds from long-term loans secured by the Marriott Courtyard Lyndhurst and Townplace Suites Forth Worth hotel properties and through our monthly principal reductions of approximately $100,000.

Organization and Offering Costs

Our organization and offering costs may be incurred directly by us or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our public offerings, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor. Our organization and offering costs incurred in connection with our initial public offering did not exceed 15% of the gross offering proceeds from the sale of our shares of common stock in such offering.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of March 31, 2019, total organization and offering costs for our initial public offering and follow-on offering were $19,572,671, comprised of $12,333,647 of organization and offering costs incurred directly by us and $7,239,024 in organization and offering costs incurred by and reimbursable to our advisor. As of March 31, 2019, total organization and offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of organization and offering costs incurred directly by us and $6,031,648 in organization and offering costs incurred by and reimbursable to our advisor. As of March 31, 2019, total organization and offering costs for the follow-on offering were $1,207,376, comprised of $0 of offering costs incurred directly by us and $1,207,376 in offering costs incurred by and reimbursable to our advisor. As of March 31, 2019, we had $280,197 due to our advisor for reimbursable organization and offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2019, our total operating expenses were $6,192,645, which included $4,786,099 in operating expenses incurred directly by us and $1,406,546 incurred by our advisor on our behalf. Of that $6,192,645 in total operating expenses incurred during four fiscal quarters ended March 31, 2019, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,406,000 during four fiscal quarters ended March 31, 2019. As of March 31, 2019, we had $452,000 due from our advisor for operating expense reimbursement.

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

We lease the hotels that we acquire to a wholly owned TRS that is subject to federal, state and local income taxes.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2019.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We adopted this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our ongoing consolidated statements of operations.

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

Inflation

As of March 31, 2019, our investments consisted of interests in fourteen hotel properties and one note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of December 31, 2018, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors authorized and declared a distribution to our stockholders for 2019 and 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2019 and 2018.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
First Quarter 2018	$3,218	$634	$3,852

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2019	2018
Net Loss	$(2,790)	$(3,074)
Adjustments:
Depreciation and amortization	3,174	2,922
Funds from Operations	384	(152)
Adjustments:
Unrealized loss on change in fair value of investment in marketable securities	159	—
Amortization of debt issuance costs	327	576
Modified Funds from Operations	$870	$424

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On March 31, 2019, we declared a distribution in the aggregate amount of $1,669,101, of which $1,282,175 was paid in cash on April 15, 2019, $397,860 was paid pursuant to the DRP in the form of additional shares of our common stock, and $10,934 was paid to reduce deferred distributions pending the return of letters of transmittal by former Moody I stockholders. On April 30, 2019, we declared a distribution in the aggregate amount of $1,656,926, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about May 15, 2019.

Short Term Loan

The entire outstanding principle amount of the Short Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

Acquisition of Residence Inn Houston Medical Center

On April 29, 2019, we acquired a 182-unit Residence Inn by Marriott hotel property located in Houston, Texas, or the Residence Inn Houston Medical Center, from an affiliate of our sponsor for an aggregate purchase price, exclusive of closing costs, of approximately $52.0 million, inclusive of (i) our assumption of an existing loan in the amount of $28.2 million secured by a lien and security interest in the Residence Inn Houston Medical Center and (ii) seller financing in the amount of $22.6 million from the seller of the Residence Inn Houston Medical Center.

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

As of March 31, 2019, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2019 and December 31, 2018, our notes payable consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2019	Principal as of December 31, 2018	Interest Rate at December 31, 2018	Maturity Date
Residence Inn Austin(1)	$16,489	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,701	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	9,027	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,985	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,123	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,637	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,283	12,341	5.250%	April 6, 2024
Hilton Garden Inn Austin(1)	18,319	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,960	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,808	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,733	10,778	4.650%	August 11, 2025
Hampton Inn Houston(1)	4,454	4,480	7.500%	April 28, 2023
Term Loan(2)	26,000	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	7,388	12,971	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	223,907	230,637
Less unamortized debt issuance costs	(3,136)	(3,463)
Total notes payable, net of unamortized debt issuance costs	$220,771	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of principal and interest are due and payable until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed above. The Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties are pledged as security for the Term Loan.
(3)	Monthly payments of principal and interest are due and payable until the maturity date. All unpaid principal and interest thereon were repaid in full at maturity on April 24, 2019.

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

In addition, we have one unsecured loan in the aggregate principal amount of $6,750,000, or the Related Party Note, that we acquired as a result of the Mergers. The proceeds from the Related Party Note was used to acquire a property in Katy, Texas. While the Related Party Note is not secured, we believe that the borrower for the loan is creditworthy.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 31, 2019.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $32,645,939 in total distributions we paid during the period from our inception through March 31, 2019, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $32,645,939, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective on July 19, 2018, the SEC declared the registration statement for our follow-on offering effective, we commenced our follow-on offering and we ceased selling shares pursuant to the registration statement for our initial public offering. Each class of our shares of common stock is currently offered (i) to the public in the primary offering at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018.

As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 7,851,842 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 340,563 shares pursuant to the DRP, resulting in gross offering proceeds of $184,550,926. As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with our Mergers and including 214,764 shares pursuant to the DRP, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of March 31, 2019, we had received and accepted investors’ subscriptions for and issued 1,725,849 shares in the follow-on offering, including 125,799 shares pursuant to the DRP, resulting in gross offering proceeds of $37,135,301 for the follow-on offering.

As of March 31, 2019, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of March 31, 2019, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,207	Actual
Total expenses	$1,207

As of March 31, 2019, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $129,050,330, excluding $5,201,527 in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of March 31, 2019, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $35,927,925, excluding $2,917,285 in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of March 31, 2019, we used approximately $135,691,009 of the net proceeds from our initial public and follow-on offerings to acquire the Residence Inn Austin, the Springhill Suites Seattle and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan and Short Term Loan debt. As of March 31, 2019, we had paid a cumulative amount of $14,733,484 of acquisition expenses, including $12,978,997 related to the Mergers.

During the three months ended March 31, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	33,704.04	$25.08		(2)
February 2019	—	$—		(2)
March 2019	81,355.97	$22.03		(2)
	115,060.01

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 115,060.01 shares requested to be redeemed were redeemed during the quarter ended March 31, 2019 at an average price of $22.92 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement (File No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014)

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305))

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 15, 2019	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)