Form 10-K/A
period 2018-12-31
Moody National REIT II, Inc.
filed 2019-08-09
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Moody National REIT II, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. The Company is filing this Amendment No. 1 to the Original Filing (this “Amendment”) with the SEC for the sole purpose of revising the Report of Independent Registered Public Accounting Firm of Frazier & Deeter, LLC, the Company’s independent auditors (the “Report”), contained in Part IV, Item 15 of the Original Filing. The revised Report includes a statement regarding the length of Frazier & Deeter, LLC’s tenure as the Company’s independent auditors that was inadvertently omitted from the version of the Report included in the Original Filing. The inclusion of the inadvertently omitted tenure statement does not in any way change the conclusions expressed by Frazier & Deeter, LLC in the Report.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and the principal financial officer, as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, each dated as of the filing date of this Amendment, are included as Exhibits to this Amendment.

Except as described above, this Amendment does not reflect events that may have occurred after the date of the Original Filing and does not revise, supplement or supersede in any way the disclosures made in the Original Filing. This Amendment should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

MOODY NATIONAL REIT II, INC.
TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules	68

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

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

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2016 (the “May 26, 2016 Form 8-K”))

10.2	Moody National REIT II, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 3)

10.3	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

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

MOODY NATIONAL REIT II, INC.

Date: August 9, 2019	By:	/s/ Brett C. Moody
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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 29, 2019

We have served as the Company’s auditors since 2014.

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