Form 10-Q
period 2019-06-30
Moody National REIT II, Inc.
filed 2019-08-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 12,335,690 shares of the Registrant’s common stock issued and outstanding, consisting of 11,791,191 shares of Class A common stock, 123,106 shares of Class I common stock, and 421,393 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, net	$442,464	$393,140
Cash and cash equivalents	7,403	8,990
Restricted cash	8,711	10,204
Investment in marketable securities	3,193	—
Accounts receivable, net of allowance for doubtful accounts of $33 at June 30, 2019 and December 31, 2018	1,287	711
Notes receivable from related parties	—	6,750
Prepaid expenses and other assets	3,534	3,014
Deferred franchise costs, net of accumulated amortization of $175 and $134 at June 30, 2019 and December 31, 2018, respectively	892	934
Due from related parties, net	267	1,159
Total Assets	$467,751	$424,902

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $3,167 and $3,462 as of June 30, 2019 and December 31, 2018, respectively	$241,342	$227,174
Note payable to related party	12,745	—
Accounts payable and accrued expenses	8,202	8,089
Dividends payable	1,834	1,744
Operating partnership distributions payable	46	47
Total Liabilities	264,169	237,054

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized, 12,031 and 10,636 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	120	106
Additional paid-in capital	269,037	237,216
Accumulated deficit	(70,337)	(54,674)
Total stockholders’ equity	198,820	182,648
Noncontrolling interests in Operating Partnership	4,761	5,199
Total Equity	203,581	187,847

TOTAL LIABILITIES AND EQUITY	$467,751	$424,902

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Room revenue	$21,795	$21,119	$39,109	$38,466
Other hotel revenue	1,279	1,273	2,421	2,473
Total hotel revenue	23,074	22,392	41,530	40,939
Interest and dividend income	124	364	453	783
Total revenue	23,198	22,756	41,983	41,722

Expenses
Hotel operating expenses	14,414	13,081	26,530	24,848
Property taxes, insurance and other	1,648	1,330	3,016	2,626
Depreciation and amortization	3,495	2,957	6,669	5,879
Acquisition expenses	2,212	—	2,212	—
Corporate general and administrative	1,508	1,658	3,130	3,699
Total expenses	23,277	19,026	41,557	37,052

Operating income (loss)	(79)	3,730	426	4,670

Other expenses (income)
Interest expense and amortization of debt issuance costs	3,233	4,299	6,319	8,634
Gain on sale of marketable securities	(9)	—	(9)	—
Unrealized loss (gain) on change in fair value of investment in marketable securities	(126)	—	33	—
Total other expenses	3,098	4,299	6,343	8,634

Loss before income taxes	(3,177)	(569)	(5,917)	(3,964)

Income tax expense (benefit)	46	111	96	(210)

Net loss	(3,223)	(680)	(6,013)	(3,754)

Loss attributable to noncontrolling interests in Operating Partnership	85	20	163	127

Net loss attributable to common stockholders	$(3,138)	$(660)	$(5,850)	$(3,627)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.27)	$(0.07)	$(0.52)	$(0.40)
Dividends declared	$0.44	$0.44	$0.87	$0.87
Weighted average common shares outstanding	11,725	9,296	11,341	9,048

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2019
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2018	—	$—	10,636	$106	$237,216	$(54,674)	316	$5,199	$187,847
Issuance of common stock, net of offering costs	—	—	1,425	14	32,372	—	—	—	32,386
Redemption of common stock	—	—	(131)	(1)	(3,029)	—	—	—	(3,030)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	101	1	2,348	—	—	—	2,349
Stock-based compensation	—	—	—	—	130	—	—	—	130
Net loss	—	—	—	—	—	(5,850)	—	(163)	(6,013)
Dividends and distributions declared	—	—	—	—	—	(9,813)	—	(275)	(10,088)
Balance at June 30, 2019	—	$—	12,031	$120	$269,037	$(70,337)	316	$4,761	$203,581

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,013)	$(3,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,669	5,879
Amortization of debt issuance costs	600	1,139
Deferred income tax	—	(274)
Gain on sale of marketable securities	(9)	—
Unrealized loss on change in fair value of investment in marketable securities	33	—
Stock-based compensation	130	258
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(576)	(915)
Prepaid expenses and other assets	(520)	(517)
Accounts payable and accrued expenses	113	(656)
Due from related parties	616	899
Net cash provided by operating activities	1,043	2,059

Cash flows from investing activities
Repayment of mortgage note receivable from related party	—	11,200
Repayment of note receivable from related party	6,750	4,500
Investment in marketable securities	(7,377)	—
Proceeds from the sale of marketable securities	4,160	—
Improvements and additions to hotel properties	(3,950)	(3,895)
Acquisition of hotel property	(350)	—
Net cash (used in) provided by investing activities	(767)	11,805

Cash flows from financing activities
Proceeds from issuance of common stock	33,097	21,199
Redemptions of common stock	(3,030)	(782)
Offering costs paid	(435)	(1,900)
Dividends paid	(7,375)	(6,257)
Operating partnership distributions paid	(276)	(276)
Repayment of notes payable	(15,227)	(19,474)
Repayment of notes payable to related party	(9,805)	—
Payment of debt issuance costs	(305)	—
Net cash used in financing activities	(3,356)	(7,490)

Net change in cash and cash equivalents and restricted cash	(3,080)	6,374
Cash and cash equivalents and restricted cash at beginning of period	19,194	21,735
Cash and cash equivalents and restricted cash at end of period	$16,114	$28,109

Supplemental Disclosure of Cash Flow Activity
Interest paid	$5,723	$7,618
Income tax paid	$229	$221
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase (decrease) in accrued offering costs due to related party	$276	$(491)
Issuance of common stock from dividend reinvestment plan	$2,349	$1,597
Assumption of note payable in connection with acquisition of hotel property	$29,100	$—
Note payable to related party issued in connection with acquisition of hotel property	$22,550	$—
Dividends payable	$1,834	$1,592
Operating partnership distributions payable	$46	$46

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

1.            Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of June 30, 2019, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities of approximately $3.2 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

As of June 30, 2019, the Company had received and accepted investors’ subscriptions for and issued 8,510,459 shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 393,191 shares pursuant to the DRP, resulting in gross offering proceeds of $198,665,114. As of June 30, 2019, the Company had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of June 30, 2019, the Company had received and accepted investors’ subscriptions for and issued 2,384,466 shares in the follow-on offering, including 178,427 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $51,249,489 for the follow-on offering.

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

As of June 30, 2019, total offering costs for the initial public offering and the follow-on offering were $20,055,274, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,721,627 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, total offering costs for the follow-on offering were $1,689,980, comprised of $0 of offering costs incurred directly by the Company and $1,689,980 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, the Company had $327,800 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2019.

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

The Company has elected the fair value option in recording its investment in marketable securities whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. With the exception of the Company’s fixed-rate notes receivable from related parties and notes payable, the carrying amounts of other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses, approximate their fair values due to their short-term nature. For the fair value of the Company’s note receivable from related parties and notes payable, see Note 4 and “Notes Receivable from Related Parties” and Note 5, “Debt.”

Concentration of Risk

As of June 30, 2019, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of any of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

The Company is exposed to geographic risk in that eight of its fifteen hotel properties are located in one state, Texas.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2019 and 2018.

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

Investment in Marketable Securities

Investment in marketable securities of $3,193,200 at June 30, 2019 consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended June 30, 2019 and 2018, unrealized gain on investment in marketable securities was $125,747 and $0, respectively. For the six months ended June 30, 2019 and 2018, unrealized loss on investment in marketable securities was $33,141 and $0, respectively. For the three months ended June 30, 2019 and 2018, realized gain on investment in marketable securities was $8,824 and $0, respectively. For the six months ended June 30, 2019 and 2018, realized gain on investment in marketable securities was $8,824 and $0, respectively.

Dividend income is recognized when earned. For the three months ended June 30, 2019 and 2018, dividend income of $59,400 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations. For the six months ended June 30, 2019 and 2018, dividend income of $187,770 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and six months ended June 30, 2019 or 2018.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $175,062 and $133,518 as of June 30, 2019 and December 31, 2018, respectively.

Expected future amortization of deferred franchise costs as of June 30, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$41
2020	83
2021	83
2022	83
2023	80
Thereafter	522
Total	$892

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $3,602,679 and $3,003,186 as of June 30, 2019 and December 31, 2018, respectively. Expected future amortization of debt issuance costs as of June 30, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$395
2020	568
2021	567
2022	567
2023	522
Thereafter	548
Total	$3,167

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 2,500 and 7,500 shares as of June 30, 2019 and December 31, 2018, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures, the Company believes the impact will be minimal to the Company’s ongoing consolidated financial statements.

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

3.             Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of June 30, 2019 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,427
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,526
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,991
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,946
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,088
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,590
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,228
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	—
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,241
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,928
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,626
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,690
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	—
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,428
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	41,845
Totals				$451,771	2,123	$231,554

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of June 30, 2019.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).
(6)	Includes balance of $29,100,000 for first mortgage loan and balance of $12,745,218 for promissory note payable to seller of the Residence Inn Houston Medical Center in the original principal amount of $22,550,000.

Investment in hotel properties consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$76,936	$70,456
Buildings and improvements	338,637	297,680
Furniture, fixtures and equipment	52,146	43,632
Total cost	467,719	411,768
Accumulated depreciation	(25,255)	(18,628)
Investment in hotel properties, net	$442,464	$393,140

Acquisition of Residence Inn Houston Medical Center

On the April 29, 2019 (“Closing Date”), Moody National Kirby-Houston Holding, LLC, a wholly-owned subsidiary of the OP (“Houston Holding”), acquired fee simple title to the Residence Inn Houston Medical Center (“Residence Inn Houston”) located in Houston, Texas from a related party for an aggregate purchase price, excluding acquisition costs, of $52,000,000, inclusive of (i) Houston Holding’s assumption as of the Closing Date of an existing mortgage loan from an institutional lender (“Lender”), secured by the Residence Inn Houston, with an outstanding balance as of the Closing Date of $28,180,000 (“Existing Loan”), and (ii) financing from the Seller in the amount of $22,900,000 (“Note Payable to Related Party”). See below for an additional discussion of the Existing Loan and the Note Payable to Related Party. In connection with the acquisition of the Residence Inn Houston, Advisor earned an aggregate acquisition fee of $2,002,000 (inclusive of a $1,222,000 contingent acquisition fee paid to reimburse Advisor for upfront selling commissions and dealer manager fees paid by Advisor) and a financing coordination fee of $290,000.

The Residence Inn Houston is a 16-story select-service hotel consisting of 182 guest rooms located in Houston, Texas. The Residence Inn Houston is located in the Texas Medical Center, the world’s largest medical center, and is located adjacent to NRG Park area. The Residence Inn Houston includes a four and a half story structured parking garage.

Houston Holding leases the Residence Inn Houston to Moody National Kirby-Houston MT, LLC (“Master Tenant”), an indirect, wholly-owned subsidiary of OP, pursuant to a Hotel Lease Agreement between Houston Holding and the Master Tenant (“Hotel Lease”). Moody National Hospitality Management, LLC, a related party (“Property Manager”), manages the Residence Inn Houston pursuant to a Hotel Management Agreement between the Property Manager and the Master Tenant (“Management Agreement”), which Management Agreement was assigned to Master Tenant by Seller on the Closing Date.

Existing Loan

On the Closing Date, pursuant to an Assignment and Assumption Agreement, Houston Holding assumed all of the Seller’s rights, duties and obligations under and with respect to the Existing Loan and all loan documents associated therewith, including, without limitation, (i) a Promissory Note, dated September 13, 2017, in the original principal amount of $29,100,000, evidencing the Existing Loan and payable to the Lender, or the Note, (ii) the Construction Loan Agreement, dated September 13, 2017, between the Seller and the Lender(“Loan Agreement”), and (iii) the Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, for the benefit of Lender, securing payment of the Note (“ Deed of Trust.”)

The Existing Loan bears interest at a rate of 5% per annum. Payments of interest only will be due on the Existing Loan on a monthly basis through October 1, 2019, and thereafter equal monthly payments of principal and interest in the amount of $170,116 will be due. Upon and during any event of default by Houston Holdings under the Note, the Loan Agreement or any other loan document relating to the Existing Loan, the Existing Loan will bear interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 17%. The entire outstanding principal balance of the Existing Loan and all accrued interest thereon and all other amounts payable under the Note is due and payable in full on October 1, 2014. Houston Holding may not prepay the Existing Loan, in whole or in part, prior to November 1, 2021. Thereafter, upon at least 30 but not more than 90 days prior written notice to the Lender, Houston Holding may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part), provided that such prepayment will be subject to certain additional prepayment fees as set forth in the Note.

The Note provides for customary events of default, including failure by Houston Holding to pay when due and payable any amounts payable under the terms of the Note. Upon any event of default by Houston Holding, Lender may accelerate the maturity date of the Loan and declare the entire unpaid principal balance of the Loan and all accrued and unpaid interest thereon due and payable in full immediately, and exercise any other rights available to it under law or equity.

The performance of the obligations of Houston Holding under the Existing Loan is secured by, among other things, a security interest in the Residence Inn Houston and other collateral granted to the Lender pursuant to the Deed of Trust. Pursuant to payment and completion guaranties in favor of the Lender, Brett C. Moody has agreed to irrevocably and unconditionally guarantee the prompt and unconditional payment to the Lender and its successors and assigns of all obligations and liabilities of Houston Holding for which Houston Holding may be personally liable with respect to the Existing Loan.

Note Payable to Related Party

On the Closing Date, the OP issued a promissory note payable to Seller in the original principal amount of $22,550,000, evidencing the note payable to related party (the “Note Payable to Related Party”). The Note Payable to Related Party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the Note Payable to Related Party which are not paid by our operating partnership when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the Closing Date, our operating partnership made a principal payment of $7,824,082, and beginning on May 15, 2019 and ending on October 15, 2019, our operating partnership will make a monthly principal and interest payment of $2,000,000. The entire outstanding principal balance of the Note Payable to Related Party, together with all accrued interest thereon and all other amounts payable under the Note Payable to Related Party, is due and payable in full on December 15, 2019. If our operating partnership fails to make when due any payment under the Note Payable to Related Party, our operating partnership will pay to Seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the Seller, our operating partnership may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the Note Payable to Related Party was $12,745,218 as of June 30, 2019.

The Note Payable to Related Party provides for customary events of default, including failure by our operating partnership to pay when due and payable any amounts payable under the terms of the Note Payable to Related Party. Upon any event of default by our operating partnership, Seller may accelerate the maturity date of the Note Payable to Related Party and declare the entire unpaid principal balance of the Note Payable to Related Party and all accrued and unpaid interest thereon due and payable in full immediately, and exercise any other rights available to it under law or equity.

The following table presents a summary of assets acquired and the purchase price consideration in the acquisition of the Residence Inn Houston (in thousands):

Assets acquired at fair value:
Land	$6,480
Building	40,920
Furniture, fixtures and equipment	4,600
Net assets acquired at fair value	$52,000
Purchase price consideration:
Cash	$350
Existing Loan	29,100
Note payable to related party	22,550
Purchase price consideration	$52,000

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2019 and 2018 is presented as if the Company acquired the Residence Inn Houston on January 1, 2018. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2018, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$23,942	$25,172	$45,116	$46,528
Net loss	(891)	(260)	(3,266)	(2,918)
Net loss attributable to common shareholders	(807)	(240)	(3,106)	(2,791)
Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.27)	$(0.31)

4.             Notes Receivable from Related Party

As of June 30, 2019 and December 31, 2018, the amount of the note receivable from related party was $0 and $6,750,000, respectively.

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

Interest income from notes receivable from related parties was $64,382 and $210,400 for the three months ended June 30, 2019 and 2018, respectively, and $264,082 and $473,300 for the six months ended June 30, 2019 and 2018, respectively. Interest receivable on notes receivable from related parties was $0 and $810,000 as of June 30, 2019 and December 31, 2018, respectively.

The estimated fair value of the note receivable from related party as of December 31, 2018 was $6,750,000. The fair value of the note receivable from related party was estimated based on discounted cash flow analyses using the current incremental lending rates for similar types of lending arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.             Debt

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2019, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2019 and December 31, 2018, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2019	Principal as of December 31, 2018	Interest Rate at June 30, 2019	Maturity Date
Residence Inn Austin(1)	$16,427	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,526	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,991	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,946	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,088	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,590	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,228	12,341	5.250%	April 6, 2024
Hilton Garden Inn Austin(1)	18,241	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,928	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,626	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,690	10,778	4.650%	August 11, 2025
Hampton Inn Houston(1)	4,428	4,480	7.500%	April 28, 2023
Residence Inn Houston Medical Center(4)	29,100	—	5.000%	October 1, 2024
Term Loan(2)	25,700	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	—	12,970	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	244,509	230,636
Less unamortized debt issuance costs	(3,167)	(3,462)
Total notes payable, net of unamortized debt issuance costs	$241,342	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of principal and interest are due and payable until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed below.
(3)	Monthly payments of principal and interest were due and payable until the maturity date. All unpaid principal and interest thereon was repaid in full on April 24, 2019, the maturity date.
(4)	Monthly payments of interest due and payable until October 2019. Monthly payments of principal and interest due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans. The Term Loan is partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth, and is partially unsecured.

Scheduled maturities of the Company’s notes payable as of June 30, 2019 are as follows (all amounts in thousands):

Years ending December 31,
2019	$27,464
2020	4,043
2021	4,270
2022	4,479
2023	21,095
Thereafter	183,158
Total	$244,509

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

As of June 30, 2019, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans secured by the Company’s properties or the Term Loan.

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

The estimated fair value of the Company’s notes payable as of June 30, 2019 and December 31, 2018 was $245,000,000 and $231,000,000, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.             Equity

Capitalization

Under its Charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash.  As of June 30, 2019, there were a total of 12,029,983 shares of the Company’s common stock issued and outstanding, including 8,510,459 shares, net of redemptions, issued in the Company’s public offerings, 3,466,524 shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 45,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of June 30, 2019
Class A Shares	11,507,016
Class T Shares	403,911
Class I Shares	119,056
Total	12,029,983

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and six months ended June 30, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Total	$7,375	$2,349	$9,724

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Total	$6,257	$1,597	$7,854

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2019 and December 31, 2018 was $4,761,581 and $5,199,310, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $84,793 and $20,110 for the three months ended June 30, 2019 and 2018, respectively, and was $163,031 and $126,703 for the six months ended June 30, 2019 and 2018, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of June 30, 2019, the Company and the Advisor had paid Moody Securities $9,423,133 in selling commissions and trailing stockholder servicing fees related to the offering and $2,099,018 in dealer manager fees related to the offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets and $5,214,191 of which could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of June 30, 2019, total offering costs for the initial public offering and the follow-on offering were $20,055,274, comprised of $12,333,647 of offering costs incurred directly by the Company and $7,721,627 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, total offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of offering costs incurred directly by the Company and $6,031,648 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, total offering costs for the follow-on offering were $1,689,980, comprised of $0 of offering costs incurred directly by the Company and $1,689,980 in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2019, the Company had $327,800 due from the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the three months ended June 30, 2019 and 2018, the Company incurred acquisition fees of $2,002,000, composed of a base acquisition fee of $780,000 and a contingent acquisition fee of $1,222,000, and $0, respectively, and for the six months ended June 30, 2019 and 2018, the Company incurred acquisition fees of $2,002,000, composed of a base acquisition fee of $780,000 and a contingent acquisition fee of $1,222,000, and $0, respectively, payable to Advisor, which are recorded in the accompanying consolidated statements of operations.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and six months ended June 30, 2019 and 2018.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three months ended June 30, 2019 and 2018, the Company incurred financing coordination fees of $290,000 and $0, respectively, and for the six months ended June 30, 2019 and 2018, the Company incurred financing coordination fees of $290,000 and $0, respectively, payable to Advisor, which are recorded in the accompanying consolidated statements of operations.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2019 and 2018, the Company paid the Property Manager property management fees of $922,972 and $894,772, respectively, and accounting fees of $107,500 and $105,000. For the six months ended June 30, 2019 and 2018, the Company paid the Property Manager property management fees of $1,661,220 and $1,636,681, respectively, and accounting fees of $212,500 and $210,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2019, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2019 and 2018, the Company incurred asset management fees of $1,136,000 and $1,058,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company incurred asset management fees of $2,182,000 and $2,122,000, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of June 30, 2019, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2019, total operating expenses of the Company were $6,120,146, which included $4,811,745 in operating expenses incurred directly by the Company and $1,308,401 incurred by the Advisor on behalf of the Company. Of the $6,120,146 in total operating expenses incurred during the four fiscal quarters ended June 30, 2019, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1,308,000 during the four fiscal quarters ended June 30, 2019. As of June 30, 2019, the Company had $612,000 due from the Advisor for operating expense reimbursement.

8.            Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2019, there were 1,955,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $65,334 and $129,894 for the three months ended June 30, 2019 and 2018, respectively, and $129,950 and $258,361 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 2,500 non-vested shares of $718 will be recognized during the third quarter of 2019.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2019 and year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 13, 2018	10,000	$23.19
Shares vested	(13,750)	$26.98

Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares vested	(5,000)	$23.19
Balance of non-vested shares as of June 30, 2019	2,500	$23.19

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

10.          Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2018, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Property improvement plan	$189	$1,239
Real estate taxes	2,652	2,894
Insurance	120	231
Hotel furniture and fixtures	4,205	4,168
Debt service	863	764
Seasonality	657	883
Expense deposit	10	10
Rent holdback	15	15
Total restricted cash	$8,711	$10,204

Franchise Agreements

As of June 30, 2019, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $2,039,870 and $1,856,199 for the three months ended June 30, 2019 and 2018, respectively, and $3,620,576 and $3,421,650 for the six months ended June 30, 2019 and 2018, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2019, the Company had operating loss carry-forwards of $5,979,914.

The Company had deferred tax assets of $2,303,000 as of June 30, 2019 and December 31, 2018, net of a valuation allowance of $2,020,000 and $1,194,000 as of June 30, 2019 and December 31, 2018, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2019, the TRS had a net operating loss carry-forward of $16,738,064, of which $7,292,853 was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Current expense	$46	$55	$96	$64
Deferred expense (benefit)	(358)	56	(826)	(274)
Valuation provision for deferred benefit	358	—	826	—
Total expense (benefit)	$46	$111	$96	$(210)

Federal	$(358)	$56	$(826)	$(274)
Valuation provision for federal taxes	358	—	826	—
State	46	55	96	64
Total tax expense (benefit)	$46	$111	$96	$(210)

On June 30, 2019, the Company had net deferred tax assets of $2,303,000 primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

12.          Subsequent Events

Distributions Declared

On June 30, 2019, the Company declared a distribution in the aggregate amount of $1,718,046, of which $1,302,682 was paid in cash on July 15, 2019, $415,364 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock, and $4,568 was paid to reduce deferred distribution pending the return of letters of transmittal by former Moody I stockholders. On July 31, 2019, the Company declared a distribution in the aggregate amount of $1,761,445, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about August 15, 2019.

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

As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 8,510,459 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 393,191 shares pursuant to the DRP, resulting in gross offering proceeds of $198,665,114. As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with the Mergers and including 214,764 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 2,384,466 shares in the follow-on offering, including 178,427 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $51,249,489 for the follow-on offering. As of August 5, 2019, we had received and accepted investors’ subscriptions for and issued 2,690,173 shares in our follow-on offering, including 196,239 shares issued pursuant to our DRP, resulting in gross offering proceeds of $57,956,811. As of August 5, 2019, $927,483,248 of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

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

As of June 30, 2019, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investment in marketable securities of approximately $3.2 million.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. We were formed on July 25, 2014. As of June 30, 2018, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. As of June 30, 2019, we owned (1) interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investment in marketable securities of approximately $3.2 million. Primarily because we did not own any notes receivable as of June 30, 2019 and we did own an investment in marketable securities of $3.2 million as of June 30, 2019, our interest and dividend income for the three and six months ended June 30, 2019 are not directly comparable to those for the three and six months ended June 30, 2018. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018

Revenue

Total revenue increased to $23,198,055 for the three months ended June 30, 2019 from $22,755,610 for the three months ended June 30, 2018. Hotel revenue increased to $23,074,063 for the three months ended June 30, 2019 from $22,391,495 for the three months ended June 30, 2018 due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018. Interest and dividend income decreased to $123,992 for the three months ended June 30, 2019 from $364,115 for three months ended June 30, 2018 due to the repayment of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended June 30, 2019 and 2018 follows (all amounts in thousands):

	Three months ended June 30,		Increase
	2019	2018	(Decrease)
Residence Inn Austin	$1,353	$1,360	$(7)
Springhill Suites Seattle	3,005	3,721	(716)
Homewood Suites Woodlands	785	808	(23)
Hyatt Place Germantown	1,016	1,168	(152)
Hyatt Place North Charleston	1,007	1,175	(168)
Hampton Inn Austin	1,233	1,145	88
Residence Inn Grapevine	1,761	1,794	(33)
Marriott Courtyard Lyndhurst	2,520	2,535	(15)
Hilton Garden Inn Austin	1,525	1,438	87
Hampton Inn Great Valley	1,077	1,120	(43)
Embassy Suites Nashville	3,988	3,761	227
Homewood Suites Austin	1,174	1,143	31
Townplace Suites Fort Worth	793	797	(4)
Hampton Inn Houston	583	427	156
	$21,820	$22,392	$(572)

Revenues declined at Springhill Suites Seattle for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to ongoing renovations to the hotels.

Hotel Operating Expenses

Hotel operating expenses increased to $14,414,330 for the three months ended June 30, 2019 from $13,080,565 for the three months ended June 30, 2019. The increase in hotel operating expenses was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1,647,579 for the three months ended June 30, 2019 from $1,329,597 for the three months ended June 30, 2018. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Depreciation and Amortization

Depreciation and amortization increased to $3,495,441, for the three months ended June 30, 2019 from $2,957,012 for the three months ended June 30, 2018. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Acquisition Expenses

Acquisition expenses increased to $2,211,663 for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018 due to the acquisition of the Residence Inn Houston Medical Center during the three months ended June 30, 2019 compared to no acquisitions during the three months ended June 30, 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1,508,116 for the three months ended June 30, 2019 from $1,658,277 for the three months ended June 30, 2018. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3,233,164 for the three months ended June 30, 2019 from $4,299,380 for the three months ended June 30, 2018. Interest expense and amortization of debt issuance costs decreased primarily due to the repayment of debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense decreased to $46,000 for the three months ended June 30, 2019 from $111,228 for the three months ended June 30, 2018 due to a decrease in taxable income of the TRS for the three months ended June 30, 2019 from the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018

Revenue

Total revenue increased to $41,982,914 for the six months ended June 30, 2019 from $41,721,815 for the six months ended June 30, 2018. Hotel revenue increased to $41,530,125 for the six months ended June 30, 2019 from $40,938,661 for the six months ended June 30, 2018 due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018. Interest and dividend income decreased to $452,789 for the six months ended June 30, 2019 from $783,154 for six months ended June 30, 2018 due to the repayment of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the six months ended June 30, 2019 and 2018 (all amounts in thousands):

	Six months ended June 30,		Increase
	2019	2018	(Decrease)
Residence Inn Austin	$2,635	$2,676	(41)
Springhill Suites Seattle	5,174	6,367	(1,193)
Homewood Suites Woodlands	1,539	1,619	(80)
Hyatt Place Germantown	1,841	2,059	(218)
Hyatt Place North Charleston	1,851	2,126	(275)
Hampton Inn Austin	2,452	2,268	184
Residence Inn Grapevine	3,469	3,563	(94)
Marriott Courtyard Lyndhurst	4,368	4,538	(170)
Hilton Garden Inn Austin	2,945	2,829	116
Hampton Inn Great Valley	1,849	1,885	(36)
Embassy Suites Nashville	7,177	6,185	992
Homewood Suites Austin	2,277	2,249	28
Townplace Suites Fort Worth	1,537	1,425	112
Hampton Inn Houston	1,161	1,150	11
	$40,275	$40,939	(664)

Revenues declined at Springhill Suites Seattle for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to ongoing renovations to the hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $26,529,674 for the six months ended June 30, 2019 from $24,848,170 for the six months ended June 30, 2018. The increase in hotel operating expenses was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $3,016,368 for the six months ended June 30, 2019 from $2,625,593 for the six months ended June 30, 2018. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Depreciation and Amortization

Depreciation and amortization increased to $6,669,437 for the six months ended June 30, 2019 from $5,879,027 for the six months ended June 30, 2018. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties at June 30, 2019 compared to fourteen hotel properties at June 30, 2018.

Acquisition Expenses

Acquisition expenses increased to $2,211,663 for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018 due to the acquisition of the Residence Inn Houston Medical Center during the six months ended June 30, 2019 compared to no acquisitions during the six months ended June 30, 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $3,130,058 for the six months ended June 30, 2019 from $3,699,020 for the six months ended June 30, 2018 due to a decrease in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $6,319,127 for the six months ended June 30, 2019 from $8,633,938 for the six months ended June 30, 2018. Interest expense and amortization of debt issuance costs decreased primarily due to the repayment of debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense (Benefit)

Our income tax expense increased to $95,817 for the six months ended June 30, 2019 from an income tax benefit of $209,772 for the six months ended June 30, 2018 due to our taxable REIT subsidiary having a taxable income for the six months ended June 30, 2019 and taxable loss for the six months ended June 30, 2018.

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

Net Cash Provided by Operating Activities

As of June 30, 2019, we owned interests in fifteen hotel properties and investment in marketable securities of approximately $3.2 million. As of June 30, 2018, we owned interests in fourteen hotel properties and a note receivable from related party in the amount of $6,750,000. Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $1,043,920 and $2,059,000 respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2019 was primarily due to the fact that acquisition expenses increased to $2,211,663 for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018

Net Cash (Used in) Provided By Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash (used in) provided by investing activities for the six months ended June 30, 2019 and 2018 was $(769,170) and $11,805,310, respectively. The decrease in cash provided by investing activities for the six months ended June 30, 2019 was due to a decrease in the repayment in the related party mortgage note and the related party mezzanine note receivable during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net Cash Used in Financing Activities

For the six months ended June 30, 2019, our cash flows from financing activities consisted primarily of proceeds from our public offering, net of offering costs, distributions paid to our stockholders, and repayment of debt. Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $(3,355,880) and $(7,490,239), respectively. The decrease in cash used in financing activities for the six months ended June 30, 2019, was primarily due to an increase in gross offering proceeds of $33,096,760 for the six months ended June 30, 2019 compared to $21,198,873 for the six months ended June 30, 2018 net of an increase in redemptions of common stock to $3,029,876 for the six months ended June 30, 2019 compared to $781,749 for the six months ended June 30, 2018.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2019, we had cash on hand, cash equivalents and restricted cash of $16,113,458.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the Lenders), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders have made a term loan to our operating partnership in the original principal amount of $70 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. The balance of the term loan was $25,700,000 as of June 30, 2019.

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

As of June 30, 2019, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans secured by our properties or the Term Loan.

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

Note Payable to Related Party

On the April 29, 2019, the acquisition date of the Residence Inn Houston Medical Center, our operating partnership issued a promissory note payable to the seller of the Residence Inn Houston Medical Center property in the original principal amount of $22,550,000, evidencing a note payable to related party. The note payable to related party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the note payable to related party which are not paid by our operating partnership when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the April 29, 2019, our operating partnership made a principal payment of $7,824,082, and beginning on May 15, 2019 and ending on October 15, 2019, our operating partnership will make a monthly principal and interest payment of $2,000,000. The entire outstanding principal balance of the note payable to related party, together with all accrued interest thereon and all other amounts payable under the note payable to related party, is due and payable in full on December 15, 2019. If our operating partnership fails to make when due any payment under the note payable to related party, our operating partnership will pay to the seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the seller, our operating partnership may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the note payable to related party was $12,745,218 as of June 30, 2019.

The note payable to related party provides for customary events of default, including failure by our operating partnership to pay when due and payable any amounts payable under the terms of the note payable to related party. Upon any event of default by our operating partnership, seller may accelerate the maturity date of the note payable to related party and declare the entire unpaid principal balance of the note payable to related party and all accrued and unpaid interest thereon due and payable in full immediately, and exercise any other rights available to it under law or equity.

As of June 30, 2019, our outstanding indebtedness totaled $244,508,979, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2019 and December 31, 2018, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations(1)	$244,509	$27,464	$8,313	$25,574	$183,158
Interest payments on outstanding debt obligations(2)	57,540	5,704	20,259	18,895	12,682
Total	$302,049	$33,168	$28,572	$44,469	$195,840

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2019.

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

As of June 30, 2019, total organization and offering costs for our initial public offering and follow-on offering were $20,055,275, comprised of $12,333,647 of organization and offering costs incurred directly by us and $7,721,627 in organization and offering costs incurred by and reimbursable to our advisor. As of June 30, 2019, total organization and offering costs for the initial public offering were $18,365,295, comprised of $12,333,647 of organization and offering costs incurred directly by us and $6,031,648 in organization and offering costs incurred by and reimbursable to our advisor. As of June 30, 2019, total organization and offering costs for the follow-on offering were $1,689,980, comprised of $0 of offering costs incurred directly by us and $1,689,980 in offering costs incurred by and reimbursable to our advisor. As of June 30, 2019, we had $327,800 due to our advisor for reimbursable organization and offering costs.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2019, our total operating expenses were $6,120,146, which included $4,811,745 in operating expenses incurred directly by us and $1,308,401 incurred by our advisor on our behalf. Of that $6,120,146 in total operating expenses incurred during four fiscal quarters ended June 30, 2019, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1,308,000 during four fiscal quarters ended June 30, 2019. As of June 30, 2019, we had $612,000 due from our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2019.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. We adopted this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures, we believe the impact will be minimal to our ongoing consolidated financial statements.

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

Inflation

As of June 30, 2019, our investments consisted of interests in fifteen hotel properties and one note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of June 30, 2019, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors authorized and declared a distribution to our stockholders for 2019 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. We first paid distributions on September 15, 2015.

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Total	$7,375	$2,349	$9,724

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Total	$6,257	$1,597	$7,854

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended June 30, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(3,223)	$(680)	$(6,013)	$(3,754)
Adjustments:
Depreciation of real estate	3,495	2,957	6,669	5,879
Gain on sale of marketable securities	(9)	—	(9)	—
Funds from Operations	263	2,277	647	2,125
Adjustments:
Acquisition expenses	2,212	—	2,212	—
Unrealized (gain) loss on change in fair value of investment in marketable securities	(126)	—	33	—
Amortization of debt issuance costs	273	563	600	1,139
Modified Funds from Operations	$2,622	$2,840	$3,492	$3,264

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On June 30, 2019, we declared a distribution in the aggregate amount of $1,718,046, of which $1,302,682 was paid in cash on July 15, 2019, $415,364 was paid pursuant to the DRP in the form of additional shares of our common stock, and $4,568 was paid to reduce deferred distribution pending the return of letters of transmittal by former Moody I stockholders. On July 31, 2019, we declared a distribution in the aggregate amount of $1,761,445, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about August 15, 2019.

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

As of June 30, 2019, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2019 and December 31, 2018, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2019	Principal as of December 31, 2018	Interest Rate at June 30, 2019	Maturity Date
Residence Inn Austin(1)	$16,427	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,526	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,991	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,946	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,088	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,590	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,228	12,341	5.250%	April 6, 2024
Hilton Garden Inn Austin(1)	18,241	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,928	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,626	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,690	10,778	4.650%	August 11, 2025
Hampton Inn Houston(1)	4,428	4,480	7.500%	April 28, 2023
Residence Inn Houston Medical Center(4)	29,100	—	5.000%	October 1, 2024
Term Loan(2)	25,700	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	—	12,970	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	244,509	230,636
Less unamortized debt issuance costs	(3,167)	(3,462)
Total notes payable, net of unamortized debt issuance costs	$241,342	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of principal and interest are due and payable until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019, as discussed below.
(3)	Monthly payments of principal and interest were due and payable until the maturity date. All unpaid principal and interest thereon was repaid in full on April 24, 2019, the maturity date.
(4)	Monthly payments of interest due and payable until October 2019. Monthly payments of principal and interest due and payable beginning in November 2019 until the maturity date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 2, 2019.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $37,731,499 in total distributions we paid during the period from our inception through June 30, 2019, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $37,731,499, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

We rely heavily on our and our sponsor’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on our sponsor and its affiliates or on third-party service providers’ systems could result in, and in some instances have in the past resulted in, unauthorized access to our proprietary information or personal identifying information of our stockholders, or could destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our sponsor and its affiliates and their portfolio entities’ and third-party service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats our sponsor faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. As a result, our sponsor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our sponsor’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures our sponsor takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

Although our sponsor has implemented various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Our sponsor does not control the cyber security of third-party service providers, and those service providers’ systems have been attacked and may continue to be attacked in the future. Such third-party service providers may have limited or no indemnification obligations to our sponsor, us or our respective affiliates, each of whom could be negatively impacted as a result.

Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in our, our sponsor’s its affiliates’ and/or a portfolio entities’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of our sponsor and/or portfolio entities. We, our sponsor or our affiliates could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, our sponsor operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity and data privacy have become top priorities for regulators around the world. Many jurisdictions in which our sponsor operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our sponsor, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through our sponsor’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our sponsor’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if our sponsor fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or our sponsor’s security measures.

Finally, we depend on our sponsor’s headquarters in Houston, Texas, where most of our sponsor’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our sponsor’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 8,510,459 shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 393,191 shares pursuant to the DRP, resulting in gross offering proceeds of $198,665,114. As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 6,125,993 shares in the initial public offering, excluding shares issued in connection with our Mergers and including 214,764 shares pursuant to the DRP, resulting in gross offering proceeds of $147,415,625 for the initial public offering. As of June 30, 2019, we had received and accepted investors’ subscriptions for and issued 2,384,466 shares in the follow-on offering, including 178,427 shares pursuant to the DRP, resulting in gross offering proceeds of $51,249,489 for the follow-on offering.

As of June 30, 2019, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of June 30, 2019, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,690	Actual
Total expenses	$1,690

As of June 30, 2019, the net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $129,050,510, excluding $5,201,527 in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of June 30, 2019, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were approximately $49,559,510, excluding $4,144,578 in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of June 30, 2019, we used approximately $153,679,308 of the net proceeds from our initial public and follow-on offerings to acquire the Residence Inn Austin, the Springhill Suites Seattle, and the Moody I portfolio (pursuant to the Mergers), to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan and Short Term Loan debt. As of June 30, 2019, we had paid a cumulative amount of $16,945,147 of acquisition expenses, including $12,978,997 related to the Mergers.

During the three months ended June 30, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2019	—	$—		(2)
May 2019	15,648.28	$25.06		(2)
June 2019	—	$—		(2)
	15,648.28

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 15,648.28 shares requested to be redeemed were redeemed during the quarter ended June 30, 2019 at an average price of $25.06 per share.
(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Assignment and Assumption of Agreement and Purchase of Sale, dated April 29, 2019, by and between Moody National REIT II, Inc. and Moody National Kirby-Houston Holding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.2	Hotel Lease Agreement, dated April 29, 2019 by and between Moody National Kirby-Houston Holding, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.3	Hotel Management Agreement, dated February 20, 2019, by and between RI II MC-HOU, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.4	Assignment and Assumption of Hotel Management Agreement, dated April 29, 2019, by and between RI II MC-HOU, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.5	Assignment and Assumption Agreement, dated April 29, 2019, by and among RI II MC-HOU, LLC, Moody National Kirby-Houston Holding, LLC, Brett C. Moody, Moody National Kirby-Houston MT, LLC, and American National Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.6	Promissory Note, dated September 13, 2017, by RI II MC-HOU, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.7	Construction Loan Agreement, dated September 13, 2017, by and between RI II MC-HOU, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.8	Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, by RI II MC-HOU, LLC for the benefit of American National Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.9	Promissory Note, dated April 29, 2019, by Moody National Operating Partnership II, LP in favor of RI IIMC-HOU, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: August 14, 2019	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

10.1	Assignment and Assumption of Agreement and Purchase of Sale, dated April 29, 2019, by and between Moody National REIT II, Inc. and Moody National Kirby-Houston Holding, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.2	Hotel Lease Agreement, dated April 29, 2019 by and between Moody National Kirby-Houston Holding, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.3	Hotel Management Agreement, dated February 20, 2019, by and between RI II MC-HOU, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.4	Assignment and Assumption of Hotel Management Agreement, dated April 29, 2019, by and between RI II MC-HOU, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.5	Assignment and Assumption Agreement, dated April 29, 2019, by and among RI II MC-HOU, LLC, Moody National Kirby-Houston Holding, LLC, Brett C. Moody, Moody National Kirby-Houston MT, LLC, and American National Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.6	Promissory Note, dated September 13, 2017, by RI II MC-HOU, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.7	Construction Loan Agreement, dated September 13, 2017, by and between RI II MC-HOU, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.8	Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, by RI II MC-HOU, LLC for the benefit of American National Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

10.9	Promissory Note, dated April 29, 2019, by Moody National Operating Partnership II, LP in favor of RI IIMC-HOU, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 3, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith