Form 10-Q
period 2019-09-30
Moody National REIT II, Inc.
filed 2019-11-13
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 12,926,784 million shares of the Registrant’s common stock issued and outstanding, consisting of 12,324,475 million shares of Class A common stock, 150,886 shares of Class I common stock, and 451,423 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, net	$442,158	$393,140
Cash and cash equivalents	6,973	8,990
Restricted cash	8,750	10,204
Investment in marketable securities	5,182	—
Accounts receivable, net of allowance for doubtful accounts of $35 and $33 at September 30, 2019 and December 31, 2018, respectively	1,200	711
Notes receivable from related parties	—	6,750
Prepaid expenses and other assets	3,299	3,014
Deferred franchise costs, net of accumulated amortization of $196 and $134 at September 30, 2019 and December 31, 2018, respectively	871	934
Due from related parties, net	—	1,159
Total Assets	$468,433	$424,902

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $3,464 and $3,462 as of September 30, 2019 and December 31, 2018, respectively	$239,525	$227,174
Note payable to related party	6,847	—
Accounts payable and accrued expenses	9,655	8,089
Due to related parties, net	909	—
Dividends payable	1,888	1,744
Operating partnership distributions payable	46	47
Total Liabilities	258,870	237,054

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 12,655 and 10,636 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	127	106
Additional paid-in capital	283,159	237,216
Accumulated deficit	(78,282)	(54,674)
Total stockholders’ equity	205,004	182,648
Noncontrolling interests in Operating Partnership	4,558	5,199
Total Equity	209,562	187,847

TOTAL LIABILITIES AND EQUITY	$468,433	$424,902

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Room revenue	$21,436	$19,646	$60,546	$58,112
Other hotel revenue	1,317	1,238	3,737	3,711
Total hotel revenue	22,753	20,884	64,283	61,823
Interest and dividend income	101	187	554	970
Total revenue	22,854	21,071	64,837	62,793

Expenses
Hotel operating expenses	14,837	12,947	41,366	37,795
Property taxes, insurance and other	1,873	1,476	4,889	4,102
Depreciation and amortization	3,698	3,042	10,368	8,921
Acquisition expenses	—	—	2,212	—
Corporate general and administrative	1,503	1,281	4,633	4,980
Total expenses	21,911	18,746	63,468	55,798

Operating income	943	2,325	1,369	6,995

Other expenses (income)
Interest expense and amortization of debt issuance costs	3,413	4,060	9,732	12,694
Gain on sale of marketable securities	—	—	(9)	—
Unrealized loss on change in fair value of investment in marketable securities	24	—	57	—
Total other expenses	3,437	4,060	9,780	12,694

Loss before income tax expense	(2,494)	(1,735)	(8,411)	(5,699)

Income tax expense (benefit)	60	60	156	(150)

Net loss	(2,554)	(1,795)	(8,567)	(5,549)

Loss attributable to noncontrolling interests in Operating Partnership	63	55	225	182

Net loss attributable to common stockholders	$(2,491)	$(1,740)	$(8,342)	$(5,367)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.20)	$(0.18)	$(0.71)	$(0.58)
Dividends declared	$0.44	$0.44	$1.31	$1.31
Weighted average common shares outstanding	12,347	9,858	11,680	9,321

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2019
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2018	—	$—	10,636	$106	$237,216	$(54,674)	316	$5,199	$187,847
Issuance of common stock, net of offering costs	—	—	2,047	21	46,619	—	—	—	46,640
Redemption of common stock	—	—	(195)	(2)	(4,496)	—	—	—	(4,498)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	157	2	3,649	—	—	—	3,651
Stock-based compensation	—	—	10	—	171	—	—	—	171
Net loss	—	—	—	—	—	(8,342)	—	(225)	(8,567)
Dividends and distributions declared	—	—	—	—	—	(15,266)	—	(416)	(15,682)
Balance at September 30, 2019	—	$—	12,655	$127	$283,159	$(78,282)	316	$4,558	$209,562

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(8,567)	$(5,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,368	8,921
Amortization of debt issuance costs	854	1,695
Deferred income tax	—	(274)
Gain on sale of marketable securities	(9)	—
Unrealized loss on change in fair value of investment in marketable securities	57	—
Stock-based compensation	171	295
Changes in operating assets and liabilities:
Accounts receivable	(489)	(3)
Prepaid expenses and other assets	(285)	(239)
Accounts payable and accrued expenses	1,566	(230)
Due from related parties	1,159	(563)
Due to related parties	838	—
Net cash provided by operating activities	5,663	4,053

Cash flows from investing activities
Repayment of mortgage note receivable from related party	6,750	11,200
Repayment of note receivable from related party	—	4,500
Investment in marketable securities	(9,389)	—
Proceeds from the sale of marketable securities	4,160	—
Improvements and additions to hotel properties	(7,323)	(5,898)
Acquisition of hotel property	(350)	—
Net cash (used in) provided by investing activities	(6,152)	9,802

Cash flows from financing activities
Proceeds from issuance of common stock	47,635	31,851
Redemptions of common stock	(4,498)	(1,551)
Offering costs paid	(925)	(2,516)
Dividends paid	(11,472)	(9,498)
Operating partnership distributions paid	(416)	(415)
Proceeds of notes payable	25,000	—
Repayment of notes payable	(41,747)	(27,725)
Repayment of note payable to related party	(15,703)
Payment of debt issuance costs	(856)	—
Net cash used in financing activities	(2,982)	(9,854)

Net change in cash and cash equivalents and restricted cash	(3,471)	4,001
Cash and cash equivalents and restricted cash at beginning of period	19,194	21,735
Cash and cash equivalents and restricted cash at end of period	$15,723	$25,736

Supplemental Disclosure of Cash Flow Activity
Interest paid	$9,066	$11,178
Income tax paid	$229	$272
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase (decrease) in accrued offering costs due to related party	$70	$(706)
Issuance of common stock from dividend reinvestment plan	$3,651	$2,631
Assumption of note payable in connection with acquisition of hotel property	$29,100	$—
Note payable to related party issued in connection with acquisition of hotel property	$22,550	$—
Dividends payable	$1,888	$1,662
Operating partnership distributions payable	$46	$46

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITD CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2019, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities of $5.2 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

On January 20, 2015, the Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form S-11 effective, and the Company commenced its initial public offering of up to $1.1 billion in shares of common stock consisting of up to $1.0 billion in shares of the Company’s common stock offered to the public, and up to $100.0 million in shares offered to the Company’s stockholders pursuant to its distribution reinvestment plan (the “DRP”).

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

On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990.0 million in any combination of the Shares to be sold on a “best efforts” basis in the Company’s follow-on public offering. The SEC declared the registration statement effective on July 19, 2018. The Company will continue to offer Shares in the follow-on offering on a continuous basis until July 19, 2021, subject to extension for an additional year by our board of directors.

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

As of September 30, 2019, the Company had accepted investors’ subscriptions for and issued 9.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 449,000 shares pursuant to the DRP, resulting in gross offering proceeds of $212.7 million. The Company accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 215,000 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of September 30, 2019, the Company had accepted investors’ subscriptions for and issued 3.1 million shares in the follow-on offering, including 234,000 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $65.3 million for the follow-on offering.

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

As of September 30, 2019, total offering costs for the initial public offering and the follow-on offering were $20.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.0 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.0 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2019, total offering costs for the follow-on offering were $2.0 million, comprised of $0 of offering costs incurred directly by the Company and $2.0 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2019, the Company had $123,000 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2019.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2014 through 2018 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

Concentration of Risk

As of September 30, 2019, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company is also exposed to credit risk with respect to its notes receivable from related parties. The failure of any of the borrowers on the notes receivable from related parties to make payments of interest and principal when due, or any other event of default under the notes receivable from related parties, would have an adverse impact on the Company’s results of operations.

The Company is exposed to geographic risk in that nine of its fifteen hotel properties are located in one state, Texas.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2019 and 2018.

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

Investment in Marketable Securities

Investment in marketable securities of $5.2 million at September 30, 2019 consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended September 30, 2019 and 2018, unrealized loss on investment in marketable securities was $24,000 and $0, respectively. For the nine months ended September 30, 2019 and 2018, unrealized loss on investment in marketable securities was $57,000 and $0, respectively. For the three months ended September 30, 2019 and 2018, realized gain on investment in marketable securities was $0 and $0, respectively. For the nine months ended September 30, 2019 and 2018, realized gain on investment in marketable securities was $9,000 and $0, respectively.

Dividend income is recognized when earned. For the three months ended September 30, 2019 and 2018, dividend income of $101,000 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, dividend income of $288,000 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three and nine months ended September 30, 2019 or 2018.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $196,000 and $134,000 as of September 30, 2019 and December 31, 2018, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$21
2020	83
2021	83
2022	82
2023	80
Thereafter	522
Total	$871

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $3.9 million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively. Expected future amortization of debt issuance costs as of September 30, 2019 is as follows (all amounts in thousands):

Years Ending December 31,
2019	$170
2020	679
2021	677
2022	677
2023	632
Thereafter	629
Total	$3,464

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 10,000 and 7,500 shares as of September 30, 2019 and December 31, 2018, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2019 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,365
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,349
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,954
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,906
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,054
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,543
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,173
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	19,000
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,162
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,895
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,441
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,647
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	6,000
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,400
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	35,947
Totals				$451,771	2,123	$249,836

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of September 30, 2019.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).
(6)	Includes balance of $29.1 million for first mortgage loan and balance of $6.8 million for promissory note payable to seller of the Residence Inn Houston Medical Center in the original principal amount of $22.6 million.

Investment in hotel properties consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$76,936	$70,456
Buildings and improvements	338,728	297,680
Furniture, fixtures and equipment	55,427	43,632
Total cost	471,091	411,768
Accumulated depreciation	(28,933)	(18,628)
Investment in hotel properties, net	$442,158	$393,140

Acquisition of Residence Inn Houston Medical Center

On the April 29, 2019 (“Closing Date”), Moody National Kirby-Houston Holding, LLC, a wholly-owned subsidiary of the OP (“Houston Holding”), acquired fee simple title to the Residence Inn Houston Medical Center (“Residence Inn Houston”) located in Houston, Texas from a related party for an aggregate purchase price, excluding acquisition costs, of $52.0 million, inclusive of (i) Houston Holding’s assumption as of the Closing Date of an existing mortgage loan from an institutional lender (“Lender”), secured by the Residence Inn Houston, with an outstanding balance as of the Closing Date of $28,180,000 (“Existing Loan”), and (ii) financing from the Seller in the amount of $22,550,000 (“Note Payable to Related Party”). See below for an additional discussion of the Existing Loan and the Note Payable to Related Party. In connection with the acquisition of the Residence Inn Houston, Advisor earned an aggregate acquisition fee of $2,002,000 (inclusive of a $1,222,000 contingent acquisition fee paid to reimburse Advisor for upfront selling commissions and dealer manager fees paid by Advisor) and a financing coordination fee of $290,000.

The Residence Inn Houston is a 16-story select-service hotel consisting of 182 guest rooms located in Houston, Texas. The Residence Inn Houston is located in the Texas Medical Center, the world’s largest medical center, and is located adjacent to NRG Park area. The Residence Inn Houston includes a four and a half story parking garage.

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

Existing Loan

On the Closing Date, pursuant to an Assignment and Assumption Agreement, Houston Holding assumed all of the Seller’s rights, duties and obligations under and with respect to the Existing Loan and all loan documents associated therewith, including, without limitation, (i) a Promissory Note, dated September 13, 2017, in the original principal amount of $29.1 million, evidencing the Existing Loan and payable to the Lender, or the Note, (ii) the Construction Loan Agreement, dated September 13, 2017, between the Seller and the Lender (“Loan Agreement”), and (iii) the Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, for the benefit of Lender, securing payment of the Note (“ Deed of Trust.”)

The Existing Loan bears interest at a rate of 5% per annum. Payments of interest only will be due on the Existing Loan on a monthly basis through October 1, 2019, and thereafter equal monthly payments of principal and interest in the amount of $170,000 will be due. Upon and during any event of default by Houston Holdings under the Note, the Loan Agreement or any other loan document relating to the Existing Loan, the Existing Loan will bear interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 17%. The entire outstanding principal balance of the Existing Loan and all accrued interest thereon and all other amounts payable under the Note is due and payable in full on October 1, 2024. Houston Holding may not prepay the Existing Loan, in whole or in part, prior to November 1, 2021. Thereafter, upon at least 30 but not more than 90 days prior written notice to the Lender, Houston Holding may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part), provided that such prepayment will be subject to certain additional prepayment fees as set forth in the Note.

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

Note Payable to Related Party

On the Closing Date, the OP issued a promissory note payable to Seller in the original principal amount of approximately $22.6 million, evidencing the note payable to related party (the “Note Payable to Related Party”). The Note Payable to Related Party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the Note Payable to Related Party which are not paid by our operating partnership when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the Closing Date, our operating partnership made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, our operating partnership will make a monthly principal and interest payment of $2.0 million. The entire outstanding principal balance of the Note Payable to Related Party, together with all accrued interest thereon and all other amounts payable under the Note Payable to Related Party, is due and payable in full on December 15, 2019. If our operating partnership fails to make when due any payment under the Note Payable to Related Party, our operating partnership will pay to Seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the Seller, our operating partnership may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the Note Payable to Related Party was $6.8 million as of September 30, 2019.

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

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2019 and 2018 is presented as if the Company acquired the Residence Inn Houston on January 1, 2018. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2018, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$22,854	$23,514	$67,970	$70,042
Net loss	(2,554)	(1,370)	(5,819)	(4,288)
Net loss attributable to common shareholders	(2,491)	(1,314)	(5,594)	(4,106)
Net loss per common share - basic and diluted	$(0.20)	$(0.18)	$(0.71)	$(0.58)

4.	Notes Receivable from Related Party

As of September 30, 2019 and December 31, 2018, the amount of the note receivable from related party was $0 and $6,750,000, respectively.

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

Interest income from notes receivable from related parties was $0 and $187,000 for the three months ended September 30, 2019 and 2018, respectively, and was $264,000 and $661,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest receivable on notes receivable from related parties was $0 and $810,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2019, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2019 and December 31, 2018, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of September 30, 2019	Principal as of December 31, 2018	Interest Rate at September 30, 2019	Maturity Date
Residence Inn Austin(1)	$16,365	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,349	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,954	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,906	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,054	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,543	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,173	12,341	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	19,000	—	4.700%	September 27, 2024
Hilton Garden Inn Austin(1)	18,162	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,895	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,441	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,647	10,778	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	6,000	—	4.700%	September 27, 2024
Hampton Inn Houston(1)	4,400	4,480	7.000%	April 28, 2023
Residence Inn Houston Medical Center(4)	29,100	—	5.000%	October 1, 2024
Term Loan(2)	—	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	—	12,970	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	242,989	230,636
Less unamortized debt issuance costs	(3,464)	(3,462)
Total notes payable, net of unamortized debt issuance costs	$239,525	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of principal and interest are due and payable until the maturity date. On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019. All unpaid principal and interest thereon was repaid in full on September 27, 2019, the maturity date.
(3)	Monthly payments of principal and interest were due and payable until the maturity date. All unpaid principal and interest thereon was repaid in full on April 24, 2019, the maturity date.
(4)	Monthly payments of interest due and payable until October 2019. Monthly payments of principal and interest due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans. The Term Loan was partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth and was partially unsecured.

Scheduled maturities of the Company’s notes payable as of September 30, 2019 are as follows (all amounts in thousands):

Years ending December 31,
2019	$1,030
2020	4,566
2021	4,821
2022	5,663
2023	43,750
Thereafter	183,159
Total	$242,989

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

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter June 30, 2018. The Company satisfied such obligation with respect to the calendar quarter ended September 30, 2019.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018 and on October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, was repaid in full on September 27, 2019. The Term Loan originally provided for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% the OP’s Consolidated Net Cash Flow or (ii) $1.5 million. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal were $100,000 per month, and the margins over the base rate or LIBOR rate were 2.75% and 3.75%, respectively.

Short Term Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor of Green Bank, N.A. in the original principal amount of $16.0 million (the “Short Term Loan”). The proceeds of the promissory note were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The note bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and the Company and the OP were collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1.5 million and 50% of our consolidated net cash flow. The entire outstanding principle amount of the Short Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

The estimated fair value of the Company’s notes payable as of September 30, 2019 and December 31, 2018 was $241.3 million and $231.0 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash.  As of September 30, 2019, there were a total of 12.7 million shares of the Company’s common stock issued and outstanding, including 9.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.4 million shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 55,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 8, “Incentive Award Plan,” as follows:

Class	Shares Outstanding as of September 30, 2019
Class A Shares	12,070
Class T Shares	441
Class I Shares	144
Total	12,655

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Total	$11,472	$3,651	$15,123

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Total	$9,498	$2,631	$12,129

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2019 and December 31, 2018 was $4.6 million and $5.2 million, respectively, which represented 316,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $63,000 and $55,000 for the three months ended September 30, 2019 and 2018, respectively, and was $225,000 and $182,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2019, the Company had paid Moody Securities $9.4 million in selling commissions and trailing stockholder servicing fees related to the Company’s ongoing public offering and $2.1 million in dealer manager fees related to the Company’s ongoing public offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. As of September 30, 2019, Advisor had paid Moody Securities $7.6 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s ongoing public offering, of which $6.4 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2019, total offering costs for the initial public offering and the follow-on offering were $20.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.0 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2019, total offering costs for the initial public offering were $18.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.0 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2019, total offering costs for the follow-on offering were $2.0 million, comprised of $0 of offering costs incurred directly by the Company and $2.0 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2019, the Company had $123,000 due from the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the three months ended September 30, 2019 and 2018, the Company incurred acquisition fees of $0 each, and for the nine months ended September 30, 2019 and 2018, the Company incurred acquisition fees of $2.0 million, composed of a base acquisition fee of $780,000 and a contingent acquisition fee of $1.2 million, and $0, respectively, payable to Advisor, which are recorded in the accompanying consolidated statements of operations.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2019 and 2018.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the three months ended September 30, 2019 and 2018, the Company incurred financing coordination fees of $0 each, and for the nine months ended September 30, 2019 and 2018, the Company incurred financing coordination fees of $290,000 and $0, respectively, payable to Advisor, which are recorded in the accompanying consolidated statements of operations.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2019 and 2018, the Company paid the Property Manager property management fees of $910,000 and $835,000, respectively, and accounting fees of $112,000 and $105,000. For the nine months ended September 30, 2019 and 2018, the Company paid the Property Manager property management fees of $2.6 million and $2.5 million, respectively, and accounting fees of $325,000 and $315,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2019, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2019 and 2018, the Company incurred asset management fees of $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company incurred asset management fees of $3.4 million and $3.2 million, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sold a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement would have been reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of September 30, 2019, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2019, total operating expenses of the Company were $6.2 million, which included $5.0 million in operating expenses incurred directly by the Company and $1.2 million incurred by the Advisor on behalf of the Company. Of the $6.2 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2019, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.2 million during the four fiscal quarters ended September 30, 2019. As of September 30, 2019, the Company had $413,000 due from the Advisor for operating expense reimbursement.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2.0 million in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2019, there were 1,945,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $41,000 and $37,000 for the three months ended September 30, 2019 and 2018, respectively, and $171,000 and $$295,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there were 10,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 10,000 non-vested shares of $193,000 will be recognized during the fourth quarter of 2019 and the first, second and third quarters of 2020.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended September 30, 2019 and year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value

Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 13, 2018	10,000	$23.19
Shares vested	(13,750)	$26.98

Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares granted on August 5, 2019	10,000	23.32
Shares vested	(7,500)	$23.19
Balance of non-vested shares as of September 30, 2019	10,000	$23.32

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2019, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Property improvement plan	$189	$1,239
Real estate taxes	3,564	2,894
Insurance	176	231
Hotel furniture and fixtures	3,032	4,168
Debt service	830	764
Seasonality	879	883
Expense deposit	10	10
Rent holdback	15	15
Immediate repairs	55
Total restricted cash	$8,750	$10,204

Franchise Agreements

As of September 30, 2019, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $2.1 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.7 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2019, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of September 30, 2019 and December 31, 2018, net of a valuation allowance of $2.5 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2019, the TRS had a net operating loss carry-forward of $16.7 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Current expense	$60	$60	$156	$124
Deferred expense (benefit)	(488)	(328)	(1,314)	(602)
Valuation provision for deferred benefit	488	328	1,314	328
Total expense (benefit), net	$60	$60	$156	$(150)

Federal	$(488)	$(328)	$(1,314)	$(602)
Valuation provision for federal taxes	488	328	1,314	328
State	60	60	156	124
Total tax expense (benefit)	$60	$60	$156	$(150)

On September 30, 2019, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

12.	Subsequent Events

Distributions Declared

On September 30, 2019, the Company declared a distribution in the aggregate amount of approximately $1.8 million, of which approximately $1.4 million was paid in cash on October 15, 2019 and [approximately] $400,000 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On October 31, 2019, the Company declared a distribution in the aggregate amount of approximately $1.9 million, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of the Company’s common stock on or about November 15, 2019.

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

On January 20, 2015, we commenced our initial public offering of up to $$1.1 billion in shares of common stock, consisting of up to $$1.0 billion in shares of our common stock offered to the public and up to $$100.0 million in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, the Securities and Exchange Commission, or SEC, declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the SEC declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990.0 million in any combination of the three classes of our shares, consisting of up to $895.0 million in shares of our common stock offered to the public, which we refer to as the “primary offering,” and up to $95.0 million in shares of our common stock offered to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

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

As of September 30, 2019, we had accepted investors’ subscriptions for and issued 9.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (discussed below) and including 449,000 shares pursuant to the DRP, resulting in gross offering proceeds of $212.7 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of September 30, 2019, we had accepted investors’ subscriptions for and issued 3.1 million shares in the follow-on offering, including 234,000 shares pursuant to the DRP, resulting in gross offering proceeds of $65.3 million for the follow-on offering. As of November 7, 2019, we had accepted investors’ subscriptions for and 3.3 million shares in our follow-on offering, including 253,000 shares issued pursuant to our DRP, resulting in gross offering proceeds of $71.2 million. As of November 7, 2019, $912.9 million of stock remained to be sold in our follow-on offering. We reserve the right to terminate our follow-on offering at any time.

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

As of September 30, 2019, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investment in marketable securities of $5.2 million.

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

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount of $990.0 million in our offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income would be higher, which could affect our net income and results of operations.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. We were formed on July 25, 2014. As of September 30, 2018, we owned (1) interests in fourteen hotel properties located in nine states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. As of September 30, 2019, we owned (1) interests in fifteen hotel properties located in nine states, comprising a total of 2,123 rooms and (2) investment in marketable securities of $5.2 million. Primarily because we did not own any notes receivable as of September 30, 2019 and we did own an investment in marketable securities of $5.2 million as of September 30, 2019, our interest and dividend income for the three and nine months ended September 30, 2019 are not directly comparable to those for the three and nine months ended September 30, 2018. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. In addition, we expect that our income and expenses related to our investment portfolio will differ significantly if the mergers are consummated.

Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018

Revenue

Total revenue increased to $22.9 million for the three months ended September 30, 2019 from $21.1 million for the three months ended September 30, 2018.  Hotel revenue increased to $22.9 million for the three months ended September 30, 2019 from $20.9 million for the three months ended September 30, 2018 due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018. Interest and dividend income decreased to $101,000 for the three months ended September 30, 2019 from $187,000 for three months ended September 30, 2018 due to the repayment of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended September 30, 2019 and 2018 follows (in thousands):

	Three months ended September 30,		Increase
	2019	2018	(Decrease)
Residence Inn Austin	$1,244	$1,086	$158
Springhill Suites Seattle	3,857	4,490	(633)
Homewood Suites Woodlands	765	719	46
Hyatt Place Germantown	1,032	1,058	(26)
Hyatt Place North Charleston	883	,966	(83)
Hampton Inn Austin	984	850	134
Residence Inn Grapevine	1,715	1,678	37
Marriott Courtyard Lyndhurst	2,399	2,449	(50)
Hilton Garden Inn Austin	1,206	1,174	32
Hampton Inn Great Valley	977	987	(10)
Embassy Suites Nashville	3,462	3,259	203
Homewood Suites Austin	1,073	1,025	48
Townplace Suites Fort Worth	794	658	136
Hampton Inn Houston	542	485	57
	$20,933	$20,884	$49

Revenues for the Springhill Suites Seattle decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to ongoing renovations to the hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $14.8 million for the three months ended September 30, 2019 from $12.9 million for the three months ended September 30, 2019. The increase in hotel operating expenses was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.9 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Depreciation and Amortization

Depreciation and amortization increased to $3.7 million, for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Acquisition Expenses

Acquisition expenses were $0 for the three months ended September 30, 2019 and 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.5 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3.4 million for the three months ended September 30, 2019 from $4.1 million for the three months ended September 30, 2018. Interest expense and amortization of debt issuance costs decreased primarily due to the repayment of debt associated with the acquisition of the Moody I portfolio on September 27, 2017.  In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $60,000 for each of the three months ended September 30, 2019 and 2018 due to aggregate state taxable income of certain of our subsidiaries remaining approximately constant for each of the three months ended September 30, 2019 and 2018.

Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018

Revenue

Total revenue increased to $64.8 million for the nine months ended September 30, 2019 from $62.8 million for the nine months ended September 30, 2018. Hotel revenue increased to $64.3 million for the nine months ended September 30, 2019 from $61.8 million for the nine months ended September 30, 2018 due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018. Interest and dividend income decreased to $554,000 for the nine months ended September 30, 2019 from $970,000 for nine months ended September 30, 2018 due to the repayment of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of having full periods of operations for properties currently owned and future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the nine months ended September 30, 2019 and 2018 follows (in thousands):

	Nine months ended September 30,		Increase
	2019	2018	(Decrease)
Residence Inn Austin	$3,879	$3,762	$117
Springhill Suites Seattle	9,031	10,857	(1,826)
Homewood Suites Woodlands	2,304	2,338	(34)
Hyatt Place Germantown	2,872	3,117	(245)
Hyatt Place North Charleston	2,734	3,092	(358)
Hampton Inn Austin	3,435	3,119	316
Residence Inn Grapevine	5,184	5,241	(57)
Marriott Courtyard Lyndhurst	6,767	6,986	(219)
Hilton Garden Inn Austin	4,151	4,003	148
Hampton Inn Great Valley	2,826	2,872	(46)
Embassy Suites Nashville	10,639	9,444	1,195
Homewood Suites Austin	3,350	3,274	76
Townplace Suites Fort Worth	2,331	2,083	248
Hampton Inn Houston	1,704	1,635	69
	$61,207	$61,823	$(616)

Revenues for the Springhill Suites Seattle decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to ongoing renovations to the hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $41.3 million for the nine months ended September 30, 2019 from $37.8 million for the nine months ended September 30, 2019. The increase in hotel operating expenses was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $4.9 million for the nine months ended September 30, 2019 from $4.1 million for the nine months ended September 30, 2018. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Depreciation and Amortization

Depreciation and amortization increased to $10.4 million for the nine months ended September 30, 2019 from $8.9 million for the nine months ended September 30, 2018. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties at September 30, 2019 compared to fourteen hotel properties at September 30, 2018.

Acquisition Expenses

Acquisition expenses increased to $2.2 million for the nine months ended September 30, 2019 from $0 for the nine months ended September 30, 2018 due to the acquisition of the Residence Inn Houston Medical Center during the nine months ended September 30, 2019 compared to no acquisitions during the nine months ended September 30, 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $4.6 million for the nine months ended September 30, 2019 from $5.0 million for the nine months ended September 30, 2018 due to a decrease in operating expenses reimbursable to our advisor. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $9.7 million for the nine months ended September 30, 2019 from $12.7 million for the nine months ended September 30, 2018. Interest expense and amortization of debt issuance costs decreased primarily due to the repayment of debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Benefit

Our income tax expense increased to $156,000 for the nine months ended September 30, 2019 from an income tax benefit $150,000 for the nine months ended September 30, 2018 due to a decrease in taxable loss of the taxable REIT subsidiary (“TRS”) for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

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

Net Cash Provided by Operating Activities

As of September 30, 2019, we owned interests in fifteen hotel properties and investment in marketable securities of $5.2 million. As of September 30, 2018, we owned interests in fourteen hotel properties and a note receivable from related party in the amount of $6.8 million. Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $5.7 million and $4.1 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to a decrease in the amount due from related parties of $1.2 million, an increase in accounts payable and accrued expenses of $1.6 million, and an increase in the amount due to related parties of $909,000 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net Cash (Used in) Provided by Investing Activities

Our cash (used in) provided by investing activities will vary based on how quickly we invest the net offering proceeds from our offering towards acquisitions of real estate and real-estate related investments. Net cash (used in) provided by investing activities for the nine months ended September 30, 2019 and 2018 was $(6.2) million and $9.8 million, respectively. The decrease in cash provided by investing activities for the nine months ended September 30, 2019 was due to a decrease in the repayment in the related party mortgage note and the related party mezzanine note receivable during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2019, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and proceeds of notes payable offset by repayment of notes payable and distributions paid to our stockholders. Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 was $3.0 million and $9.9 million, respectively. The decrease in cash used in financing activities for the nine months ended September 30, 2019 was primarily due to an increase in gross offering proceeds of $47.6 million for the nine months ended September 30, 2019 compared to $31.2 million for the nine months ended September 30, 2018, net of an increase in redemptions of common stock to $4.5 million for the nine months ended September 30, 2019 compared to $1.6 million for the nine months ended September 30, 2018.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2019, we had cash on hand and restricted cash of $15.7 million.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the Lenders), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders made a term loan to our operating partnership in the original principal amount of $70.0 million, or the Term Loan. Capitalized terms used in this description of the Term Loan Agreement and not defined herein have the same meaning as in the Term Loan Agreement. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement date of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018, and on October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, was repaid in full on September 27, 2019. The Term Loan originally provided for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow or (ii) $1.5 million. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal were $100,000 per month, and the margins over the base rate or LIBOR rate were 2.75% and 3.75%, respectively.

Short Term Loan

On October 24, 2018, our operating partnership issued a promissory note in favor Green Bank, N.A. in the original principal amount of $16.0 million, or the Short Term Loan. The proceeds of the Short Term Loan were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The Short Term Loan bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and our company and the operating partnership were collectively required to make a monthly payment on the outstanding principal and interest of the Short Term Loan equal to the greater of $1.5 million or 50% of our consolidated net cash flow. The entire principal balance of the Short Term Loan and all interest thereon were repaid in full on April 24, 2019, the maturity date of the Short Term Loan.

Note Payable to Related Party

On the April 29, 2019, the acquisition date of the Residence Inn Houston Medical Center, our operating partnership issued a promissory note payable to the seller of the Residence Inn Houston Medical Center property in the original principal amount of $22.6 million, evidencing a note payable to related party. The note payable to related party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the note payable to related party which are not paid by our operating partnership when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the April 29, 2019, our operating partnership made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, our operating partnership will make a monthly principal and interest payment of $2.0 million. The entire outstanding principal balance of the note payable to related party, together with all accrued interest thereon and all other amounts payable under the note payable to related party, is due and payable in full on December 15, 2019. If our operating partnership fails to make when due any payment under the note payable to related party, our operating partnership will pay to the seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the seller, our operating partnership may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the note payable to related party was $6.8 million as of September 30, 2019.

The note payable to related party provides for customary events of default, including failure by our operating partnership to pay when due and payable any amounts payable under the terms of the note payable to related party. Upon any event of default by our operating partnership, seller may accelerate the maturity date of the note payable to related party and declare the entire unpaid principal balance of the note payable to related party and all accrued and unpaid interest thereon due and payable in full immediately and exercise any other rights available to it under law or equity.

As of September 30, 2019, our outstanding indebtedness totaled $243.0 million, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2019 and 2018, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt obligations(1)	$242,989	$1,030	$9,387	$49,413	$183,159
Interest payments on outstanding debt obligations(2)	60,053	2,788	22,588	21,995	12,682
Total	$303,042	$3,818	$31,975	$71,408	$195,841

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2019.

Organization and Offering Costs

Our organization and offering costs may be incurred directly by us or such costs may be incurred by our advisor on our behalf. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs incurred by our advisor associated with our public offerings, provided that within 60 days of the last day of the month in which such an offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we may have incurred in connection with the offering exceed 15% of the gross offering proceeds from the sale of our shares of common stock in the offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any reimbursement to our advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by our advisor.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

As of September 30, 2019, total organization and offering costs for the initial public offering and the follow-on offering were $20.3 million, comprised of $12.3 million of costs incurred directly by us and $8.0 million in costs incurred by and reimbursable to our advisor. The total organization and offering costs for the initial public offering were $18.3 million, comprised of $12.3 million of costs incurred directly by us and $6.0 million in costs incurred by and reimbursable to our advisor. As of September 30, 2019, total organization and offering costs for the follow-on offering were $2.0 million, comprised of $0 of costs incurred directly by us and $2.0 million in costs incurred by and reimbursable to our advisor. As of September 30, 2019, we had $123,000 due to our advisor for reimbursable offering costs.

Operating Expense

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2019, our total operating expenses were $6.2 million, which included $5.0 million in operating expenses incurred directly by us and $1.2 million incurred by our advisor on our behalf. Of that $6.2 million in total operating expenses incurred during four fiscal quarters ended September 30, 2019, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $$1.2 million during four fiscal quarters ended September 30, 2019. As of September 30, 2019, we had $413,000 due from our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2019.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2014 through 2018 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2019 and 2018.

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

Inflation

As of September 30, 2019, our investments consisted of interests in fifteen hotel properties and one note receivable from a related party. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of September 30, 2019, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Total	$11,472	$3,651	$15,123

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Total	$9,498	$2,631	$12,129

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended September 30, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(2,554)	$(1,795)	$(8,567)	$(5,549)
Adjustments:
Depreciation of real estate	3,698	3,042	10,368	8,921
Gain on sale of marketable securities	—	—	(9)	—
Funds from Operations	1,144	1,247	1,792	3,372
Adjustments:
Acquisition expenses	—	—	2,212	—
Unrealized loss on change in fair value of investment in marketable securities	24	—	57	—
Amortization of debt issuance costs	254	556	854	1,695
Modified Funds from Operations	$1,422	$1,803	$4,915	$5,067

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On September 30, 2019, we declared a distribution in the aggregate amount of $1.8 million, of which $1.4 million was paid in cash on October 15, 2019 and $400,000 was paid pursuant to the DRP in the form of additional shares of our common stock. On October 31, 2019, we declared a distribution in the aggregate amount of $1.9 million, which is scheduled to be paid in cash and pursuant to the DRP in the form of additional shares of our common stock on or about November 15, 2019.

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

As of September 30, 2019, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2019 and 2018, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of September 30, 2019	Principal as of December 31, 2018	Interest Rate at September 30, 2019	Maturity Date
Residence Inn Austin(1)	$16,365	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,349	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,954	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,906	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,054	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,543	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,173	12,341	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	19,000	—	4.700%	September 27, 2024
Hilton Garden Inn Austin(1)	18,162	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,895	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,441	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,647	10,778	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	6,000	—	4.700%	September 27, 2024
Hampton Inn Houston(1)	4,400	4,480	7.000%	April 28, 2023
Residence Inn Houston Medical Center(4)	29,100	—	5.000%	October 1, 2024
Term Loan(2)	—	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	—	12,970	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	242,989	230,636
Less unamortized debt issuance costs	(3,464)	(3,462)
Total notes payable, net of unamortized debt issuance costs	$239,525	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)

Monthly payments of principal and interest are due and payable until the maturity date.  On October 24, 2018, the maturity date of the Term Loan was extended to September 27, 2019.  All unpaid principal and interest thereon was repaid in full on September 27, 2019, the maturity date.

(3)	Monthly payments of principal and interest were due and payable until the maturity date. All unpaid principal and interest thereon was repaid in full on April 24, 2019, the maturity date.
(4)	Monthly payments of interest due and payable until October 2019. Monthly payments of principal and interest due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans. The Term Loan was partially secured by Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth and was partially unsecured.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 2, 2019.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $43.1 million in total distributions we paid during the period from our inception through September 30, 2019, including shares issued pursuant to our DRP, $559,000, or 1%, were paid from cash provided by operating activities and $42.6 million, or 99%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we issued each of our four independent directors 2,500 additional shares of restricted common stock pursuant to our Independent Directors Compensation Plan following their re-election to our board of directors. The shares issued to our independent directors were issued in transactions exempt from registration under the Securities Act pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1.1 billion in shares of our common stock was declared effective and we commenced our initial public offering. In our initial public offering we offered up to $1.0 billion in shares of any class of our common stock to the public in our primary offering and up to $100.0 million of shares of any class of our common stock pursuant to the DRP. The initial offering price of our common stock in our initial public offering was $25.00 per share, and thereafter was adjusted based upon our annually determined estimated NAV per share.

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective July 19, 2018, the SEC declared the registration statement for our follow-on offering effective, we commenced our follow-on offering and we ceased selling shares pursuant to the registration statement for our initial public offering. Each class of our shares of common stock is currently offered (i) to the public in the primary offering at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018.

As of September 30, 2019, we had accepted investors’ subscriptions for and issued an aggregate of 9.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 449,000 shares pursuant to the DRP, resulting in gross offering proceeds of $212.7 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with our Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of September 30, 2019, we had accepted investors’ subscriptions for and issued 3.1 million shares in the follow-on offering, including 234,000 shares pursuant to the DRP, resulting in gross offering proceeds of $65.3 million for the follow-on offering.

We incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands).

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of September 30, 2019, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and organization and other offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,975	Actual
Total expenses	$1,975

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.1 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of September 30, 2019, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $63.3 million, excluding $5.4 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of September 30, 2019, we used $159.6 million of the net proceeds from our initial public and follow-on offerings to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, and to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan and Short Term Loan debt. As of September 30, 2019, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

Share Redemption Program

During the three months ended September 30, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2019	194,964.20	$23.07		(2)
August 2019	—	$—		(2)
September 2019	—	$—		(2)
	194,964.20

(1)

We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 194,964.20 shares requested to be redeemed were redeemed during the quarter ended September 30, 2019 at an average price of $23.07 per share.

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

* Filed herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 13, 2019	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)