Form 10-K
period 2019-12-31
Moody National REIT II, Inc.
filed 2020-03-30
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There is no established market for the registrant’s shares of common stock. There were 12,029,983 shares of the registrant’s common stock held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2020, there were 13,632,766 shares of the registrant’s common stock issued and outstanding, consisting of 12,996,645 shares of Class A common stock, 158,951 shares of Class I common stock, and 477,170 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, or this Annual Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

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

●

the impact of the global pandemic of the novel coronavirus that causes the disease known as coronavirus disease 2019 (“COVID-19”), and the measures taken in response to the pandemic, on the global economy and the hospitality industry;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital; and

●	changes in interest rates.

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

References herein to “Moody National REIT II” the “Company,” “we,” “us,” or “our,” refer to Moody National REIT II, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

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

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100 million in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, the Securities and Exchange Commission, or SEC, declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the SEC declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public, which we refer to as the “primary offering,” and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

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

We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of December 31, 2019, we had accepted investors’ subscriptions for and issued 9.8 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (as defined below) and including 507,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $226.2 million.

As of December 31, 2019, we had accepted investors’ subscriptions for and issued 3.7 million shares in the follow-on offering, including 292,000 shares pursuant to the DRP, resulting in gross offering proceeds of $78.8 million for the follow-on offering. As of February 18, 2020, we had accepted investors’ subscriptions for and issued 3.9 million shares in our follow-on offering, including 333,000 shares issued pursuant to our DRP, resulting in gross offering proceeds of $83.4 million. As of February 18, 2020, $898.9 million in shares of our stock remained to be sold in our follow-on offering. On March 24, 2020 our board of directors approved the suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and is responsible for the distribution of our common stock in our public offerings.

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

As of December 31, 2019, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investment in marketable securities valued at $5.9 million.

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

2019 Highlights:

During the year ended December 31, 2019, we:

●	acquired the Residence Inn Medical Center Houston for a purchase price of $52.0 million; and

●	raised gross offering proceeds of $60.0 million, net of redemptions, in our follow-on offering; and

●

continued paying a distribution at a daily rate of approximately $0.00480 per share (before any class-specific expenses), which is equivalent to a 7.52% annualized distribution rate based on a NAV per Class A Share of $23.32 as of December 31, 2018.

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

Investment Portfolio

As of December 31, 2019, our portfolio included (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $5.9 million.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2019 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,300
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,165
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,915
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,865
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,019
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,493
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,114
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,934
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,080
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,861
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,250
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,602
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,979
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,366
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	31,847	(6)
Totals				$451,771	2,123	$244,790

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2019.

(3)

The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt,” in the accompanying consolidated financial statements.

(4)

The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt,” in the accompanying consolidated financial statements.

(5)	Property acquired on September 27, 2017 as a result of the Mergers.

(6)

Includes balance of $29.0 million for first mortgage loan and balance of $2.9 million for promissory note payable to seller of the Residence Inn Houston Medical Center in the original principal amount of $22.6 million.

Securities Portfolio

As of December 31, 2019, we had investments in marketable securities valued at $5.9 million in real estate-related securities. Our securities portfolio consists primarily of the common stock of publicly-traded REITs.

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

There is no limitation on the amount we may invest in any single improved real property. However, under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of building our portfolio when the costs of our investments are most likely to exceed our net offering proceeds.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2019, our total outstanding indebtedness totaled $241.9 million. This amount did not exceed 300% of the value of our net assets.

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

Competitive Market Factors

The United States commercial real estate market is highly competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. In particular, the hotel industry is highly competitive. We have purchased, and intend to purchase, hotels in developed areas that include other hotels and compete for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room (RevPAR) of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotel properties. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our advisor and its affiliates. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest.”

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and, as a result, we file periodic reports and other information with the SEC. Access to copies of the filings that we make with the SEC may be obtained free of charge from the following website, http://www.moodynationalreit.com. We are providing the address to our website solely for the information of investors. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge. Our SEC filings are available to be read or copied at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

ITEM 1A.	Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements Our current stockholders or potential investors in our common stock may be referred to as “you” or “your” in this Item 1A. References to “shares” and “our common stock” refer to the shares of our common stock.

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

As of December 31, 2019, we held 15 hotel properties and had investment in marketable securities valued at $5.9 million. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody companies to predict our future results. Nor should stockholders assume that the prior performance of other investment programs sponsored by our sponsor or its affiliates (whether private or publicly offered, including, without limitation, Moody I) will be indicative of our future results.

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

On January 4, 2017, our board of directors amended the share repurchase program to provide that our board of directors may amend, suspend or terminate the share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in our annual or quarterly reports, all as publicly filed or furnished with the SEC, or (ii) in a separate mailing to our stockholders. We have suspended our share repurchase program twice, initially effective March 24, 2017, in connection with the Mergers, and also on January 1, 2018, in connection with amending our registration statement to provide that our advisor will pay all selling compensation with respect to the sale of our shares of common stock. Our board of directors reinstated the share repurchase program effective on the effective date of the Mergers and the post-effective amendment, respectively.

Our board of directors has determined an estimated NAV per share of our common stock of $23.50 as of December 31, 2019. Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

On March 24, 2020, our board of directors determined an estimated NAV per share of each of our Class A shares, Class T shares and Class I shares of $23.50 as of December 31, 2019. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2019 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $48.7 million in total distributions we paid during the period from our inception through December 31, 2019, including shares issued pursuant to our DRP, $1.4 million, or 3%, were paid from cash provided by operating activities and $28,007,814, or 100%, were paid from offering proceeds. We may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

For the year ended December 31, 2019, we had a net loss of $12.9 million and for the year ended December 31, 2018, we had a net loss of $9.7 million. We incurred a net loss attributable to common stockholders of $12.6 million for year ended December 31, 2019 and $9.4 million for the year ended December 31, 2018. Our accumulated deficit was $88.3 million as of December 31, 2019 and $54.7 million as of December 31, 2018. We may incur net losses in the future, and may continue to have an accumulated deficit.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2019, we had issued 55,000 shares of restricted stock to our independent directors pursuant to that plan.

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

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA”) indicates that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

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

We expect to continue to concentrate our investments in the hospitality sector. In addition, all of the real properties that we acquired in the mergers are hospitality properties. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the hospitality sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had diversified our investments more. Widespread outbreaks of contagious disease, such as the ongoing global pandemic of COVID-19, can have a significant adverse effect the hospitality industry, which increases the potential negative impact such outbreaks may have on our overall financial condition.

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

The hospitality industry is subject to unique risks that may negatively impact our business and the value of your investment.

Our hotel properties are subject to the risks inherent to the hotel industry. These risks, which may adversely affect the occupancy of our hotels properties, the rates that can be charged for rooms at our hotel properties, the operating expenses of our hotel properties and the revenues generated by our hotel properties, include:

●

changes in general economic conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

●	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●

the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

●

events or conditions beyond our control that negatively shape public perception of business and leisure travel, make travel more difficult or prevent travel altogether or result in temporary closures or other disruption at hotel properties, including natural disasters, extreme weather conditions, acts of terrorism, war and outbreaks of contagious disease such the ongoing global pandemic of the novel coronavirus that causes the disease known as COVID-19;

●	cyber-attacks;

●	climate change or availability of natural resources;

●	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for hotels generally as a result of certain labor tactics; and

●

other changes in the overall demand for hotel rooms, including increases in supply of hotel rooms that exceed increases in demand, changes in the desirability of particular locations or changes to the travel patterns of customers.

The global pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 has, and is expected to continue to, adversely affect our financial condition and operating results.

The global pandemic of COVID-19 has, and is expected to continue to, significantly adversely affect our financial condition and operating results, ability to make distributions to our stockholders and pay our debts when they become due and the value of our hotel properties.

Since its discovery in December 2019, COVID-19 has spread from China to many other countries, including the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency and the President has declared a national emergency in response to the pandemic. As cases of COVID-19 continue to be identified in additional countries, many governments, included the United States, have reacted by instituting mandatory closures of non-essential businesses and restrictions on travel and public gatherings. Such actions are creating disruption in global supply chains and adversely impacting numerous industries, including transportation and hospitality. The pandemic is expected to have a continued adverse impact on economic and market conditions and may trigger a period of global economic slowdown.

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel. A number of measures taken by governmental entities and employers intended to slow the transmission of COVID-19 have dramatically reduced business and leisure travel, and a result the demand for rooms at our hotel properties, including (i) restrictions on travel and public gatherings, quarantines and shelter-at-home orders, (ii) the postponement or cancellation of conventions, festivals, sporting events and other public events, (iii) the closure of amusement parks, museums, retail centers and other tourist attractions, and (iv) the closure of colleges and universities. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. A prolonged reduction in demand for rooms at our hotel properties due to the current measures and those implemented in the future may ultimately require the closure of one or more of our hotel properties.

In addition to reducing demand for rooms at our hotel properties, the COVID-19 pandemic and the measures implemented in response thereto may increase the cost of operation of our hotel properties and negatively impact the ability of our hotel properties to obtain necessary goods and services and provide adequate staffing. The pandemic may also cause delays in planned improvements, renovations or maintenance at our properties due to constraints on work force availability or difficulties in sourcing and transporting necessary materials.

The COVID-19 pandemic is a rapidly evolving situation, and considerable uncertainty surrounds its ultimate consequences. The full extent to which our hotel properties and our financial condition are impacted by the pandemic will largely depend on future developments which cannot be accurately predicted at this time, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact. On March 24, 2020, in response to the pandemic’s adverse effect on our financial condition and operating results, our board of directors approved the suspension of the sale of shares of our common stock in our public offering, the payment of distributions to our stockholders, and the operation of our DRP and share repurchase program. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

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

We may invest in equity of other REITs that invest in real estate as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market. REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to a management fees and other expenses, and as a result to the extent that we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We may make open market purchases or invest in publicly traded securities.

We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected. Widespread outbreaks of contagious disease, such as the ongoing global pandemic of COVID-19, can have a significant adverse effect on the hospitality industry. Such outbreaks increase the risk that we will be unable to satisfy our debt service obligations and the risk of the loss of properties due to foreclosure actions.

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

Our qualification as a REIT will depend on our ongoing satisfaction of numerous requirements established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and applicable state and local taxes) on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our cash available for distribution to our stockholders. Furthermore, we would not be required to distribute substantially all of our net taxable income to our stockholders. In addition, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, unless we are eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Internal Revenue Service (“IRS”) has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

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

To qualify as a REIT, we will be required each year to distribute to our stockholders dividends equal to at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income, including net capital gains, and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

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

If the leases of our hotels to the taxable REIT subsidiary (“TRS”) lessee are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

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

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers, including our affiliated property manager and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement inthe future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

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

Ordinary dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is currently 20%. Dividends paid by REITs, however, are not eligible for the reduced rates. REIT dividends that are not designated as qualified dividend income or capital gain dividends are taxable as ordinary income except to the extent designated as capital gain dividends or qualified dividend income. The more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, even taking into account the deduction of up to 20% of “qualified REIT dividends” non-corporate U.S. stockholders are entitled to in taxable years beginning before January 1, 2016.

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

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Even if we qualify as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid income and/or excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRS will be subject to federal income tax and applicable state and local taxes on its net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs and certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer. No more than 20% (for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Our domestic TRS will be subject to federal and state corporate income tax on its taxable income. Accordingly, although our ownership of a TRS lessee allows us to participate in the operating income from any hotel properties that may be acquired in addition to receiving rent, that operating income is fully subject to corporate income tax. Such taxes could be substantial. In addition, special taxes apply to non-arm’s length transactions with our TRSs. We will be required to pay a 100% tax on any redetermined rents, redetermined deductions, excess interest and redetermined TRS service income. In general, redetermined rents are rents from real property that are overstated as a result of services furnished by our TRS. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally means the additional gross income a TRS would recognize if it were paid an arm’s length fee for services provided to, or on behalf of, us.

Non-U.S. investors may be subject to U.S. federal income tax on the sale of shares of our common stock if we are unable to qualify as a domestically controlled REIT and generally will be subject to U.S. federal income tax on capital gain dividends.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a domestically controlled REIT. A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. stockholders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. In addition, if a non-U.S. person receives a dividend that is attributable to gains from our sale of a U.S. real property interest, such non-U.S. person generally will be required to report such dividend on a U.S. federal income tax return and pay U.S. federal income tax at regular U.S. federal income tax rates and a 30% branch profits tax in the case of a non-U.S. corporation unless an applicable tax treaty provides an exemption from, or lower rate of, branch profits tax.

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

As of December 31, 2019, we owned fifteen hotel properties located in six states with a total of 2,123 rooms. For more information on our hotel properties see Item 1, “Business—Investment Portfolio.”

Our principal executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas, 77057. We consider these facilities to be suitable and adequate for the management and operations of our business. Our telephone number, general facsimile number and website address are (713) 977-7500, (713) 977-7505 and https://www.moodynationalreit.com, respectively.

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

Stockholder Information

As of March 6, 2020, there were 13,632,766 shares of our common stock issued and outstanding, consisting of 12,996,645 shares of Class A common stock, 158,951 shares of Class I common stock, and 477,170 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market and there is no established public trading market for our common stock. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within three to six years from the termination of our initial public offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

Determination of Estimated Net Asset Value per Share

On March 24, 2020, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares of $23.50 as of December 31, 2019. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2019. We are providing the estimated NAV per share in part to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA, with respect to customer account statements. In determining the estimated NAV per share, our board relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2019. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, which we refer to herein as the Appraiser. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2019. A summary of methodologies, assumptions and limitations follows the table (in thousands except per share amounts) (amounts in the table are unaudited).

Investment in hotel properties	$549,400
Cash, cash equivalents and restricted cash	15,948
Investment in marketable securities	5,936
Other assets	4,757
$576,041

Notes payable and note payable to related party	$244,790
Other liabilities	13,052
Special limited partnership interests	1
Noncontrolling interests in Operating Partnership	6,761
Total liabilities, special limited partnership interests and noncontrolling interests in Operating Partnership	$264,604
Estimated value	$311,437

Common stock outstanding	13,251
Estimated value per share	$23.50

As of December 31, 2019, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$41.46
Notes payable and note payable to related party	(18.47)
Other assets, liabilities, and special limited partnership interests	1.02
Noncontrolling interests in Operating Partnership	(0.51)
Estimated value per share	$23.50

Investment in Hotel Properties

As of December 31, 2019, we owned 15 hotel properties. The Appraiser appraised the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, the Appraiser reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, the Appraiser (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, the Appraiser developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2020 forecasts and 2020 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, the Appraiser determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. The Appraiser made deductions for capital expenditures based on discussions with our advisor, its review of the applicable property’s improvements and estimates of reserves for replacements going forward.

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

	Range
	Low	High	Weighted Average
Capitalization Rate	6.50%	8.00%	7.29%
Discount Rate	8.50%	10.00%	9.29%

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

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$23.71	$22.66
Discount Rate	$23.85	$22.51

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

Marketable Securities

As of December 31, 2019, we held marketable securities valued at $5.9 million which consist primarily of investments in the common stock of publicly-traded REITs.

Notes Payable and Note Payable to Related Party

As of December 31, 2019, we had 15 notes payable and one note payable to related party, which were secured by certain of our assets. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board to be equal to their carrying value as of December 31, 2019 due to their short maturities.

Limitations of the Estimated NAV per Share

The various factors considered by our board in determining the estimated NAV per share were based on a number of assumptions and estimates that may not be accurate or complete. Different parties using different assumptions and/or different estimates could derive a different estimated NAV per share. The estimated NAV per share is not audited and does not represent the value of our assets or liabilities according to GAAP. Moreover, the estimated NAV per share determined by the board is not a representation, assurance, warranty or guarantee that, among other things:

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

●

the estimated NAV per share, or the methods used to determine the estimated NAV per share, will be acceptable to FINRA, the SEC, any state securities regulatory entity or in accordance with ERISA or with any other regulatory requirements.

Further, the estimated NAV per share is as of December 31, 2019 and is based on the estimated value of our assets as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions or events occurring subsequent to December 31, 2019. The value of our common stock will fluctuate over time in response to developments related to individual assets in our portfolio, the management of those assets, and in response to the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2019 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

Sales of Unregistered Securities

Pursuant to our independent directors compensation plan, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. On August 5, 2019, each of Charles L. Horn, Clifford P. McDaniel, John P. Thompson, and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  All shares of common stock issued pursuant to the independent directors compensation plan are Class A Shares. For more information on our independent directors compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

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

On January 18, 2018, we filed a Registration Statement on Form S-11 (Registration No. 333-222610) with the SEC registering $990,000,000 in any combination of our shares to be sold on a “best efforts” basis in our follow-on offering. Effective July 19, 2018, the SEC declared the registration statement for our follow-on offering effective, we commenced our follow-on offering and we ceased selling shares pursuant to the registration statement for our initial public offering. On March 24, 2020, our board of directors approved the suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. Prior to the suspension of our public offering, each class of our shares of common stock was being offered (i) to the public in the primary offering at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018, and (ii) to our stockholders pursuant to the DRP at a purchase price of $23.32 per share, equal to the NAV per share of such class as of December 31, 2018.

As of December 31, 2019, we had accepted investors’ subscriptions for and issued an aggregate of 9.8 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 507,000 shares pursuant to the DRP, resulting in gross offering proceeds of $226.2 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with our Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of December 31, 2019, we had accepted investors’ subscriptions for and issued 3.7 million shares in the follow-on offering, including 292,000 shares pursuant to the DRP, resulting in gross offering proceeds of $78.8 million for the follow-on offering.

We incurred selling commissions, dealer manager fees and other organization and offering costs in our initial public offering in the amounts set forth in the table below (in thousands). Our dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$11,522	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	6,843	Actual
Total expenses	$18,365

As of December 31, 2019, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,191	Actual
Total expenses	$2,191

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.1 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of December 31, 2019, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $76.6 million, excluding $6.8 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of December 31, 2019, we used $163.5 million of the net proceeds from our initial public offering and follow-on offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate the MN TX II note, and to reduce Term Loan and Short Term Loan debt. As of December 31, 2019, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

We are not obligated to repurchase shares of our common stock under the share repurchase program. Our board of directors may, in its sole discretion, accept or reject any share repurchase request made by any stockholder at any time. Repurchases during any calendar year will be limited to the lesser of (1) 5.0% of the weighted average of common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be repurchased with the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors; provided, however, that shares subject to a repurchase request upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, but the above volume limitations shall not apply to repurchases requested upon the death of a stockholder. In addition, our board may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. If our board decides to amend, suspend or terminate our share repurchase program, we will provide stockholders with no less than 10 days’ prior written notice, which notice may be provided by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all as publicly filed or furnished with the SEC, or (b) in a separate mailing to our stockholders.

In connection with the Mergers, our board suspended our share repurchase program, effective March 24, 2017. Our board reinstated our share repurchase program on September 27, 2017, the closing date of the Mergers. On March 24, 2020, our board of directors determined to suspend the operation of our share repurchase program, effective as of April 6, 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

During the three months ended December 31, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	86,353.12	$22.89		(2)
November 2019	—	$—		(2)
December 2019	—	$—		(2)
	86,353.12

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 86,353.12 shares requested to be redeemed were redeemed during the quarter ended December 31, 2019 at an average price of $22.89 per share.

(2)	The number of shares that may be redeemed pursuant to the share redemption program during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. This volume limitation will not apply to redemptions requested within two years after the death of a stockholder.

Distribution Information

Our board of directors has authorized and declared a distribution to its stockholders for 2019 and 2018 that will be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of the Company’s common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015. On March 24, 2020, our board of directors determined to suspend the payment of all distributions, effective immediately. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2019, we had cash provided by operating activities of $6.5 million, and $4.3 in funds from operations. For the year ended December 31, 2018, we had cash provided by operating activities of $4.3 million, and $4.5 million in funds from operations. For the year ended December 31, 2019, 31% of distributions were paid from cash provided by operating activities and 69% were paid from offering proceeds. For the year ended December 31, 2018, 26% of distributions were paid from cash provided by operating activities and 74% were paid from offering proceeds. The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	3.46%	0.00%
Capital Gain	0.00%	0.00%
Return of Capital	96.54%	100.00%
Total	100.00%	100.00%

ITEM 6.	Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2019, 2018, 2017, 2016, and 2015, and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, should be read in conjunction with (i) the accompanying consolidated financial statements and related notes thereto beginning on Page F-1 Annual Report and (ii) the information set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	(in thousands)
	As of December 31,
Selected Financial Data	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$467,666	$424,902	$446,476	$135,759	$29,479
Total liabilities	$254,549	$237,054	$274,962	$70,930	$17,218
Special limited partnership interests	$1	$1	$1	$1	$1
Total equity	$213,116	$187,847	$171,513	$64,828	$12,260

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015

STATEMENT OF OPERATIONS DATA:
Total revenue	$84,677	$80,841	$36,569	$14,859	$1,077
Total expenses	$97,419	$90,353	$50,948	$17,136	$1,598
Gain on acquisition of hotel property	$—	$—	$—	$—	$2,000
Income tax expense (benefit)	$183	$158	$666	$(4)	$(6)
Net income (loss)	$(12,925)	$(9,670)	$(15,045)	$(2,273)	$1,485

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$6,490	$4,260	$(10,609)	$921	$(19)
Net cash provided by (used in) investing activities	$(9,298)	$7,112	$(77,713)	$(88,666)	$(25,684)
Net cash provided by (used in) financing activities	$(438)	$(13,913)	$88,609	$105,741	$27,085

OTHER DATA:
Dividends declared	$20,991	$16,812	$9,562	$3,161	$217

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Also see “Forward Looking Statements” preceding Part I. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, our operating partnership, and to their respective subsidiaries. References to “Shares” and “our common stock” refer to shares of any class of our common stock.

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of hospitality properties focusing primarily on the select-service segment of the hospitality sector with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody Holdings II, and Moody LPOP II, an affiliate of our advisor. Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by our advisor pursuant to the advisory agreement among us, our operating partnership and our advisor. Our advisor was formed in July 2014. Our sponsor is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100.0 million in shares offered to our stockholders pursuant to our DRP. On June 26, 2017, the SEC declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A Shares, Class I Shares and Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” Effective July 19, 2018, the SEC declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public, which we refer to as the “primary offering,” and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP. We will continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

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

On March 24, 2020, our board of directors determined an estimated net asset value, or NAV, per share of all classes of our common stock as of December 31, 2019 of $23.50.

We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of December 31, 2019, we had accepted investors’ subscriptions for and issued 9.8 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 507,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $226.2 million.

As of December 31, 2019, we had accepted investors’ subscriptions for and issued 3.7 million shares in the follow-on offering, including 292,000 shares pursuant to the DRP, resulting in gross offering proceeds of $78.8 million for the follow-on offering. As of February 18, 2020, we had accepted investors’ subscriptions for and issued 3.9 million shares in our follow-on offering, including 333,000 shares issued pursuant to our DRP, resulting in gross offering proceeds of $83.4 million. As of February 18, 2020, $898.9 million in shares of our stock remained to be sold in our follow-on offering. On March 24, 2020 our board of directors approved the suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Moody Securities, LLC, an affiliate of our advisor, is our dealer manager and is responsible for the distribution of our common stock in our ongoing follow-on offering.

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

As of December 31, 2019, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $5.9 million. Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody I with and into our company and the merger of Moody I OP with and into our operating partnership, were completed. For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.”

COVID-19 Pandemic

Since its discovery in December 2019, COVID-19 has spread from China to many other countries, including the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency and the President has declared a national emergency in response to the pandemic. As cases of COVID-19 continue to be identified in additional countries, many governments, included the United States, have reacted by instituting closures of non-essential businesses and schools and restrictions on travel and public gatherings. Such actions are adversely impacting numerous industries, including hospitality. The pandemic is expected to have a continued adverse impact on economic and market conditions and may trigger a period of global economic slowdown. The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel.

The pandemic is a rapidly evolving situation, and considerable uncertainty surrounds its ultimate consequences. The full extent to which our financial condition is negatively impacted by the pandemic will largely depend on future developments which cannot be accurately predicted at this time, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition. On March 24, 2020, in response to the pandemic, our board of directors approved the suspension of the sale of shares of our common stock in our public offering, the payment of distributions to our stockholders, and the operation of our DRP and share repurchase program. See “—Subsequent Events.”

Review of Investment Policies

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2019, we owned (1) interests in fifteen hotel properties located in nine states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $5.9 million. As of December 31, 2018, we owned (1) interests in fourteen hotel properties located in nine states, comprising a total of 1,941 rooms, and (2) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Primarily because we did not own any notes receivable as of December 31, 2019 and we did own an investment in marketable securities valued at $5.9 million as of December 31, 2019, our interest and dividend income for the year ended December 31, 2019 are not directly comparable to those for the year ended December 31, 2018. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenue

Total revenue increased to $84.7 million for the year ended December 31, 2019 from $80.8 million for the year ended December 31, 2018. Hotel revenue increased to $84.0 million for the year ended December 31, 2019 from $79.7 million for the year ended December 31, 2018 due to the fact that we owned fifteen hotel properties as of December 31, 2019 compared to fourteen hotel properties during the year ended December 31, 2018. Interest and dividend income decreased to $664,000 for the year ended December 31, 2019 from $1.2 million for year ended December 31, 2018 due to the repayment of the related party note and the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets and owning the Moody I portfolio acquired in the Mergers.

A comparison of hotel revenues for the hotels owned continuously for the year ended December 31, 2019 and 2018 follows (in thousands):

	Years ended December 31,		Increase (Decrease)
	2019	2018
Residence Inn Austin	$5,072	$4,969	$103
Springhill Suites Seattle	11,136	13,301	(2,165)
Homewood Suites Woodlands	3,021	3,011	10
Hyatt Place Germantown	3,702	4,038	(336)
Hyatt Place North Charleston	3,455	3,951	(496)
Hampton Inn Austin	4,478	4,066	412
Residence Inn Grapevine	6,716	6,813	(97)
Marriott Courtyard Lyndhurst	9,118	9,183	(65)
Hilton Garden Inn Austin	5,389	5,235	154
Hampton Inn Great Valley	3,680	3,733	(53)
Embassy Suites Nashville	13,828	12,450	1,378
Homewood Suites Austin	4,347	4,253	94
Townplace Suites Fort Worth	3,003	2,655	348
Hampton Inn Houston	2,270	2,008	262
	$79,215	$79,666	$(451)

Revenues for the Springhill Suites Seattle decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increased supply of Marriott branded hotels in the downtown Seattle area that has diluted the average daily rate and occupancy and ongoing renovations to the hotel.

Hotel Operating Expenses

Hotel operating expenses increased to $55.4 million for the year ended December 31, 2019 from $50.2 million for the year ended December 31, 2018. Such increase was primarily due to the fact that we owned fifteen hotel properties as of December 31, 2019 compared to fourteen hotel properties during the year ended December 31, 2018.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $6.7 million for the year ended December 31, 2019 from $5.5 million for the year ended December 31, 2018. Such increase was primarily due to the fact that we owned fifteen hotel properties as of December 31, 2019 compared to fourteen hotel properties during the year ended December 31, 2018.

Depreciation and Amortization

Depreciation and amortization increased to $14.2 million for the year ended December 31, 2019 from $12.2 million for the year ended December 31, 2018. Such increase was primarily due to the fact that we owned fifteen hotel properties as of December 31, 2019 compared to fourteen hotel properties during the year ended December 31, 2018.

Acquisition Expenses

Acquisition expenses increased to $2.2 million for the year ended December 31, 2019 from $0 for the year ended December 31, 2018 due to the acquisition of the Residence Inn Houston Medical Center during the year ended December 31, 2019 compared to no acquisitions during the year ended December 31, 2018.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $6.4 million for the year ended December 31, 2019 from $6.5 million for the year ended December 31, 2018 due to the fact that an increase in asset management fees was more than offset by decreases in insurance, professional fees and directors’ fees. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs decreased to $12.8 million for the year ended December 31, 2019 from $16.0 million for the year ended December 31, 2018.  Interest expense and amortization of debt issuance costs decreased primarily due to the repayment of debt associated with the acquisition of the Moody I portfolio on September 27, 2017. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income Tax Expense

Our income tax expense increased to $183,000 for the year ended December 31, 2019 from an income tax expense of $158,000 for the year ended December 31, 2018. Such increase was due to an increase in state taxable income of the TRS for the year ended December 31, 2019.

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

To the extent that our operating results are adversely impacted by the effects of the COVID-19 pandemic, our liquidity and need for capital resources may be impacted. On March 24, 2020, our board of directors determined to suspend the payment of all distributions, effective immediately, and suspend the operation of our share repurchase program, effective as of April 6, 2020. See “—Subsequent Events.”

Net Cash Provided by Operating Activities

As of December 31, 2019, we owned interests in fifteen hotel properties and investments in marketable securities valued at $5.9 million. As of December 31, 2018, we owned interests in fourteen hotel properties and a note receivable from related party in the amount of $6.8 million. Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $6.5 million and $4.3 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2019 was primarily due to a decrease in the amount due from related parties of $1.2 million, an increase in accounts payable and accrued expenses of $2.0 million, and an increase in the amount due to related parties of $861,000 during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Cash (Used in) Provided By Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash (used in) provided by investing activities for the years ended December 31, 2019 and 2018 was $(9.3) million and $7.1 million, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2019 was due to a decrease in the repayment in the related party mortgage note and the related party mezzanine note receivable and an increase in investment in marketable securities during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Cash Used in Financing Activities

For the year ended December 31, 2019, our cash flows from financing activities consisted primarily of proceeds from our offering, net of offering costs, and proceeds of notes payable offset by repayment of notes payable and distributions paid to our stockholders. Net cash used in financing activities for the years ended December 31, 2019 and 2018 was $438,000 and $13.9 million, respectively. The decrease in cash used in financing activities for the year ended December 31, 2019 was primarily due to an increase in repayments of notes payable to related parties of $20.0 million for the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018, offset by proceeds from issuance of common stock of $62.2 million and repayments of notes payable of $42.8 million the year ended December 31, 2019 compared to proceeds from issuance of common stock of $44.0 million and repayments of notes payable of $54.5 million the year ended December 31, 2018.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2019, we had cash on hand and restricted cash of $15.9 million.

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

Term Loan Agreement

On September 27, 2017, our operating partnership, as borrower, we and certain of our subsidiaries, as guarantors, and KeyBank National Association, or KeyBank, as agent and lender (KeyBank, in its capacity as lender, together with any other lender institutions that may become parties to the term loan agreement are referred to herein as the “Lenders”), entered into a term loan agreement, or, as amended, the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Lenders made a term loan to our operating partnership in the original principal amount of $70.0 million, or the Term Loan. We used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. We began making principal payments of $1.5 million per month on the Term Loan in November 2017. On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement date of our obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter ending June 30, 2018.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018, and on October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan. The outstanding balance of the Term Loan of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other obligations payable under the Term Loan Agreement, was repaid in full on September 27, 2019. The Term Loan originally provided for monthly interest payments, for mandatory payments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of our operating partnership’s Consolidated Net Cash Flow (as defined in the Term Loan Agreement) or (ii) $1.5 million. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal were $100,000 per month, and the margins over the base rate or LIBOR rate were 2.75% and 3.75%, respectively.

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

Note Payable to Related Party

On the April 29, 2019, the acquisition date of the Residence Inn Houston Medical Center, our operating partnership issued a promissory note payable to the seller of the Residence Inn Houston Medical Center property in the original principal amount of $22.6 million, evidencing a note payable to related party. The note payable to related party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the note payable to related party which are not paid by our operating partnership when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the April 29, 2019, our operating partnership made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, our operating partnership made monthly principal and interest payments of $2.0 million. The entire outstanding principal balance of the note payable to related party, together with all accrued interest thereon and all other amounts payable under the note payable to related party, was due and payable in full on December 15, 2019. The maturity date of the note payable to related party was extended to June 15, 2020, with all other terms and conditions remaining unchanged. If our operating partnership fails to make when due any payment under the note payable to related party, our operating partnership will pay to the seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the seller, our operating partnership may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the note payable to related party was $2.9 million as of December 31, 2019.

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

As of December 31, 2019, our outstanding indebtedness totaled $241.9 million, which amount includes debt associated with properties previously owned by Moody I. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2019 and 2018, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt obligations(1)	$241,896	$4,567	$9,978	$110,709	$116,642
Interest payments on outstanding debt obligations(2)	57,011	11,262	22,021	18,459	5,269
Total	$298,907	$15,829	$31,999	$129,168	$121,911

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2019.

Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 7, “Related Party Arrangements” to the consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2019, total organization and offering expenses for the initial public offering and the follow-on offering were $20.6 million, comprised of $12.3 million of expenses incurred directly by us and $8.3 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, total organization and offering expenses for the initial public offering were $18.3 million, comprised of $12.3 million of expenses incurred directly by us and $6.0 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, total organization and offering expenses for the follow-on offering were $2.3 million, comprised of $0 of expenses incurred directly by us and $2.3 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, we had $286,000 due from our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, our total operating expenses were $6.4 million, which included $5.1 million in operating expenses incurred directly by us and $1.3 million incurred by our advisor on our behalf. Of that $6.4 million in total operating expenses incurred during four fiscal quarters ended December 31, 2019, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.3 million during four fiscal quarters ended December 31, 2019. As of December 31, 2019, we had $106,000 due from our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2019.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended December 31, 2019 and 2018.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on our ongoing consolidated financial statements

Inflation

As of December 31, 2019, our investments consisted of interests in fifteen hotel properties and investments in marketable securities valued at $5.9 million. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on their fair value. As of December 31, 2019, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

We paid $20.7 million in aggregate distributions for the year ended December 31, 2019, which was comprised of $15.7 million in cash distributions and $5.0 million in shares issued pursuant to the DRP. We paid $16.7 million in aggregate distributions for the year ended December 31, 2018, which was comprised of $12.9 million in cash distributions and $3.7 million in shares issued pursuant to the DRP. For the year ended December 31, 2019, we had cash provided by operating activities of $6.5 million, and $4.3 million in funds from operations. For the year ended December 31, 2018, we had cash provided by operating activities of $4.3 million, and $4.5 million in funds from operation. For more information on how we calculate funds from operations, see “—Funds from Operations and Modified Funds from Operations,” below. For the year ended December 31, 2019, 31% of distributions were paid from cash provided by operating activities and 69% were paid from offering proceeds. For the year ended December 31, 2018, 26% of distributions were paid from cash provided by operating activities and 74% were paid from offering proceeds. Of the $48.7 million in total distributions we have paid during the period from our inception through December 31, 2019, including shares issued pursuant to the DRP, 3% was funded from cash flow from operations and 97% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2019	2018
Net Loss	$(12,925)	$(9,670)
Adjustments:
Depreciation and amortization	14,167	12,166
Gain on sale of marketable securities	(9)	—
Funds from Operations	1,233	2,496
Adjustments:
Acquisition expenses	2,212	—
Unrealized loss on change in fair value of investment in marketable securities	(197)	—
Amortization of debt issuance costs	1,025	1,973
Modified Funds from Operations	$4,273	$4,469

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions Declared

On December 31, 2019, we declared a distribution in the aggregate amount of $2.0 million, of which $1.5 million was paid in cash on January 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of the our common stock. On January 31, 2020, we declared a distribution in the aggregate amount of $2.0 million, of which $1.5 million was paid in cash on February 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of our common stock. On February 29, 2020, we declared a distribution in the aggregate amount of $1.9 million of which $1.4 million was paid in cash on March 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of our common stock.

Suspension of Public Offering

On March 24, 2020, our board of directors determined to suspend the sale of shares of our common stock in our public offering, effective as of March 25, 2020.

Suspension of Distributions

On March 24, 2020, our board of directors determined to suspend the payment of all distributions to our stockholders, effective immediately.

Suspension of Distribution Reinvestment Plan

On March 24, 2020, in light of its determination to suspend the payment of all distributions, our board of directors also determined to suspend the operation of our DRP, effective as of April 6, 2020.

Suspension of Share Repurchase Program

On March 24, 2020, our board of directors determined to suspend the operation of our share repurchase program, effective as of April 6, 2020.

Our board of directors based its determination to suspend the sale of shares of our common stock in our public offering, the payment of distributions and the operation of our DRP and share repurchase program on (i) the rapidly deteriorating demand across the hotel sector, which is expected to continue to adversely affect bookings and occupancy levels at our hotel properties, stemming from the social distancing, shelter-in-place, travel restriction and other policies implemented by governmental entities and employers to combat the COVID-19 pandemic, and (ii) our current and anticipated financial condition and capital needs. While it is impossible to predict when we will be able to return to normal operations, our board of directors and our management will continuously evaluate our financial condition and the overall economic environment in order to determine an appropriate time for the reinstatement of our public offering, the payment of distributions, our DRP and our share repurchase program.

Payment by Advisor to Holders of Class I Shares

On January 17, 2020, our advisor agreed to make a one-time cash payment to holders of our Class I shares acquired subsequent to January 16, 2018 (the date that the Contingent Advisor Payment first became payable) in an amount designed to compensate the holders of such Class I shares for the amount of the Contingent Advisor Payments attributable to such Class I shares (“Class I payment”). The Class I payment will be made by our advisor prior to or upon our liquidation and dissolution or other liquidity event, provided that

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

With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

As of December 31, 2019, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2019 and 2018, our notes payable consisted of the following (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,300
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,165
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,915
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,865
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,019
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,493
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,114
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,934
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,080
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,861
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,250
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,602
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,979
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,366
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	31,847	(6)
Totals				$451,771	2,123	$244,790

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2019.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt,” in the accompanying consolidated financial statements.

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt,” in the accompanying consolidated financial statements.

(5)	Property acquired on September 27, 2017 as a result of the Mergers.

(6)	Includes balance of $29.0 million for first mortgage loan and balance of $2.9 million for promissory note payable to seller of the Residence Inn Houston Medical Center in the original principal amount of $22.6 million.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brett C. Moody, age 56, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 65, has served as our Chief Financial Officer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 55, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 59, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since July 2019, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 58, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 56, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Audit Committee

Our board has a separately designated standing audit committee. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Charles L. Horn and Clifford P. McDaniel, both of whom are independent directors. Mr. Horn currently serves as the chairman of the audit committee. Our board of directors has determined that Mr. Horn satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the forms, and any amendments thereto, filed electronically with the SEC during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2019, except as follows:

●	due to an administrative oversight, a Form 4 was not timely filed in 2019 to report the issuance of 2,500 shares of restricted common stock to Mr. Horn in connection with his continuing service as a non-employee member of our board of directors;

●	due to an administrative oversight, a Form 4 was not timely filed in 2019 to report the issuance of 2,500 shares of restricted common stock to Mr. McDaniel in connection with his continuing service as a non-employee member of our board of directors;

●	due to an administrative oversight, a Form 4 was not timely filed in 2019 to report the issuance of 2,500 shares of restricted common stock to Mr. Thompson in connection with his continuing service as a non-employee member of our board of directors; and

●	due to an administrative oversight, a Form 4 was not timely filed in 2019 to report the issuance of 2,500 shares of restricted common stock to Mr. Armstrong in connection with his continuing service as a non-employee member of our board of directors.

Code of Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report. Within the time required by the rules of the SEC, we will file on Form 8-K any amendment to or waiver of our Code of Ethics.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	58,300	—	122,300
Clifford P. McDaniel(3)	54,000	58,300	—	112,300
John P. Thompson(3)	54,000	58,300		112,300
William H. Armstrong III(3)	54,000	58,300	—	112,300
Total	$226,000	$233,200	$—	$459,200

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	As described below under “—Independent Directors Compensation Plan,” each of Messrs. Horn, McDaniel, Thompson and Armstrong received a grant of 2,500 shares of restricted stock on the date of our 2019 annual stockholder meeting. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, on the date following an independent director’s reelection to our board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is reelected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. On August 5, 2019, each of Charles L. Horn, Clifford P. McDaniel, John P. Thompson, and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,945,000 shares remained as of December 31, 2019. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations. We have not included a Compensation and Discussion Analysis in this Annual Report, as discussed above.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,945,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,945,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of February 14, 2020, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	10,985	0.1%
William H. Armstrong	21,691	0.2%
Robert W. Engel	—	—
Charles L. Horn	18,075	0.1%
Clifford P. McDaniel	17,937	0.1%
John P. Thompson	11,155	0.1%
All Directors and Executive Officers as a group (6 persons)(3)	79,843	0.6%

(1)	The address of each of Messrs. Moody, Armstrong, Engel, Horn, McDaniel and Thompson is c/o Moody National REIT II, Inc., 6363 Woodway Drive, Suite 110, Houston, Texas 77057.
(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest. Except as otherwise noted, all shares shown in the table are Class A shares.
(3)	Includes 10,985 Class A shares owned by our sponsor, which is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2018 to December 31, 2019 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2019, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.1% of the limited partnership units of our operating partnership. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increases proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

Our Relationships with our Advisor and our Sponsor

Our advisor, Moody National Advisor II, LLC, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in July 2014 and is indirectly owned by our sponsor. Brett C. Moody, the Chairman of our board of directors and our Chief Executive Officer and President, also serves as the Chief Executive Officer of our sponsor and our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2021, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by the advisor under the terms of the advisory agreement include the following:

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

The above summary is provided to illustrate the material functions that the advisor performs for us pursuant to the advisory agreement and is not intended to include all of the services that may be provided to us by the advisor, its affiliates or third parties.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The first $3,500,000 of aggregate contingent advisor payments that would otherwise have be paid to our advisor as described above, which we refer to as the “contingent advisor holdback,” were retained by us until January 16, 2019, at which time the contingent advisor holdback owed to our advisor was paid. For the years ended December 31, 2019 and 2018, we incurred acquisition fees of $2.0 million (comprised of a base acquisition fee of $780,000 and a contingent advisor payment of $1.2 million), and $0, respectively, payable to our advisor, which are recorded in the accompanying consolidated statements of operations.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2019 and 2018, we incurred financing coordination fees of $478,000 and $0, respectively, payable to our advisor.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2019 and 2018, we incurred asset management fees of $4.5 million and $4.2 million, respectively, payable to our advisor.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2019 and 2018, we paid the property manager property management fees of $3.4 million and $3.2 million, respectively, and accounting fees of $438,000 and $420,000, respectively.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2019, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2019, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2019, total organization and offering expenses for the initial public offering and the follow-on offering were $20.6 million, comprised of $12.3 million of expenses incurred directly by us and $8.3 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, total organization and offering expenses for the initial public offering were $18.3 million, comprised of $12.3 million of expenses incurred directly by us and $6.0 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, total organization and offering expenses for the follow-on offering were $2.3 million, comprised of $0 of expenses incurred directly by us and $2.3 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2019, we had $286,000 due from our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, our total operating expenses were $6.4 million, which included $5.1 million in operating expenses incurred directly by us and $1.3 million incurred by our advisor on our behalf. Of the $6.4 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2019, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.3 million in expenses during the four fiscal quarters ended December 31, 2019. As of December 31, 2019, we had $106,000 due from our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2019, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

From January 1, 2017 through June 12, 2017, we paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, we reallocated our common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares. We are offering our Class A Shares, Class T Shares and Class I Shares in our ongoing public offering, with differing commissions and fees applicable to each such class of shares.

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). In connection with the implementation of the contingent advisor payment, we reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2019, we had paid Moody Securities $9.4 million in selling commissions and trailing stockholder servicing fees related to our ongoing public offering and $2.1 million in dealer manager fees related to our ongoing public offering, which amounts have been recorded as a reduction to additional paid-in capital in our consolidated balance sheets. As of December 31, 2019, our advisor had paid Moody Securities on our behalf $8.8 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our ongoing public offering, of which $7.6 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

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

Director Independence

We have a five-member board. One of our directors, Brett C. Moody, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Moody to be an independent director. The four remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, our independent directors are “independent” as defined by the standards of the New York Stock Exchange, or the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of Messrs. Horn, McDaniel, Thompson and Armstrong are “independent” members of our board of directors under all applicable standards for independence, including with respect to committee service on our audit committee.

Our charter provides that a majority of the directors must be “independent directors,” except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2019 and 2018 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2019 and 2018 are set forth in the table below.

	Year ended December 31, 2019	Year ended December 31, 2018
Audit fees	$318,300	$438,531
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$318,300	$438,531

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-31 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2016, among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody National Advisor II, LLC, Moody Merger Sub, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, LP and Moody National Advisor I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed November 17, 2016)

2.2	Amendment No. 1, dated as of August 9, 2017 to the Agreement and Plan of Merger, dated as of November 16, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Merger Sub, LLC, Moody National Advisor II, LLC, Moody National REIT I, Inc., Moody National Operating Partnership I, L.P., and Moody National Advisor I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 10, 2017)

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement (defined below) filed January 12, 2015 (“Pre-Effective Amendment No. 3”))

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014 (the “Registration Statement”))

4.1	Form of Subscription Agreement (included in Appendix B to prospectus and incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Registration Statement filed January 15, 2016 (“Post-Effective Amendment No. 2”))

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3)

10.2	Hotel Lease Agreement, effective October 15, 2015, between Moody National Lancaster-Austin Holding, LLC and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2)

10.3	Hotel Management Agreement, effective October 15, 2015, between Moody National Lancaster-Austin, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2)

10.4	Relicensing Franchise Agreement, dated October 15, 2015, between Marriott International, Inc. and Moody National Lancaster-Austin MT, LLC (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2)

10.5	Loan Agreement, dated as of October 15, 2015 between Moody National Lancaster-Austin Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2)

10.6	Guarantee Agreement, dated as of October 15, 2015 by and among Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2)

10.7	Environmental Indemnity Agreement, dated as of October 15, 2015, by and among Moody National Lancaster-Austin Holding, LLC, Brett C. Moody, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2)

10.8	Hotel Lease Agreement, effective May 24, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.3 to the May 26, 2016 Form 8-K)

10.9	Hotel Management Agreement, effective May 24, 2016, between Moody National Yale-Seattle MT, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the May 26, 2016 Form 8-K)

10.10	Promissory Note, dated May 24, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the May 26, 2016 Form 8-K))

10.11	Loan Agreement, dated as of May 24, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the May 26, 2016 Form 8-K)

10.12	Guaranty of Recourse Obligations Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the May 26, 2016 Form 8-K)

10.13	Guaranty of Payment Agreement, made as of May 24, 2016 by and among Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the May 26, 2016 Form 8-K)

10.14	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd. For the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the May 26, 2016 Form 8-K)

10.15	Environmental Indemnity Agreement, made as of May 24, 2016, by and among Moody National Yale-Seattle Holding, LLC, Brett C. Moody, Moody National Operating Partnership II, LP, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the May 26, 2016 Form 8-K)

10.16	Relicensing Franchise Agreement, dated as of May 24, 2016, between Marriott International, Inc. and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.11 to the May 26, 2016 Form 8-K)

10.17	Promissory Note, dated September 20, 2016, by Moody National Yale-Seattle Holding, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.1 to Moody National REIT II, Inc.’s Current Report on Form 8-K, filed on September 26, 2016 (the “September 26, 2016 Form 8-K”))

10.18	Loan Agreement, dated as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the September 26, 2016 Form 8-K)

10.19	Guaranty Agreement, made as of September 20, 2016, by Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the September 26, 2016 Form 8-K)

10.20	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Old Republic Title, Ltd., for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the September 26, 2016 Form 8-K)

10.21	Environmental Indemnity Agreement, made as of September 20, 2016, by and among Moody National Yale-Seattle Holding, LLC, Moody National REIT II, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the September 26, 2016 Form 8-K)

10.22	First Amendment to Hotel Lease Agreement, effective as of September 20, 2016, between Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC (incorporated by reference to Exhibit 10.6 to the September 26, 2016 Form 8-K)

10.23	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.24	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.25	Promissory Note, dated August 15, 2017, by Moody National International-Fort Worth Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2017)

10.26	Promissory Note, dated September 6, 2017, by Moody National 1 Polito Lyndhurst Holding, LLC in favor of Moody National Operating Partnership II, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2017)

10.27	Term Loan Agreement, dated as of September 27, 2017 by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.28	Guaranty dated as of September 27, 2017 and executed and delivered for KeyBank National Association by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2017)

10.29	Environmental Indemnity given as of September 27, 2017 by Moody National REIT II, Inc., MN REIT II TRS, Inc., Moody National Operating Partnership II, LP, Moody National 1 Polito Lyndhurst Holding, LLC, Moody National International-Fort Worth Holding, LLC, MN Lyndhurst Venture, LLC and MN Fort Worth Venture, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2017)

10.30	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.31	Letter Agreement, dated as of December 27, 2017, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 2, 2018)

10.32	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC dated as of January 16, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.33	Amendment No. 2 to the Second Amended and Restated Dealer Manager Agreement by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP, Moody Securities, LLC and Moody National Advisor II, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2018)

10.34

Letter Agreement, dated as of March 28, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc., MN REIT II TRS, Inc., Keybank National Association and certain other parties (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 2, 2018)

10.35

Second Master Amendment to Loan Documents, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2018)

10.36

Letter Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2018)

10.37

Promissory Note, dated as of October 24, 2018, by Moody National Operating Partnership II, LP and Moody National REIT II, Inc. as makers, in favor of Green Bank, N.A. as payee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 30, 2018)

10.38

Loan Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and Green Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 30, 2018)

10.39	Security Agreement, dated as of October 24, 2018, by and among Moody National Operating Partnership II, LP, Moody National REIT II, Inc. and Green Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 30, 2018)

10.40

Hotel Lease Agreement, dated April 29, 2019 by and between Moody National Kirby-Houston Holding, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 3, 2019)

10.41

Hotel Management Agreement, dated February 20, 2019, by and between RI II MC-HOU, LLC and Moody National Hospitality Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 3, 2019)

10.42

Assignment and Assumption of Hotel Management Agreement, dated April 29, 2019, by and between RI II MC-HOU, LLC and Moody National Kirby-Houston MT, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 3, 2019)

10.43	Assignment and Assumption Agreement, dated April 29, 2019, by and among RI II MC-HOU, LLC, Moody National Kirby-Houston Holding, LLC, Brett C. Moody, Moody National Kirby-Houston MT, LLC, and American National Insurance Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 3, 2019)

10.44	Promissory Note, dated September 13, 2017, by RI II MC-HOU, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 3, 2019)

10.45	Construction Loan Agreement, dated September 13, 2017, by and between RI II MC-HOU, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 3, 2019)

10.46	Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, by RI II MC-HOU, LLC for the benefit of American National Insurance Company (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 3, 2019)

10.47

Promissory Note, dated April 29, 2019, by Moody National Operating Partnership II, LP in favor of RI IIMC-HOU, LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on May 3, 2019)

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	Form 10-K Summary

The company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: March 30, 2020	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2020
Brett C. Moody

/s/ Robert W. Engel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2020
Robert W. Engel

/s/ Charles L. Horn	Director	March 30, 2020
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 30, 2020
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 30, 2020
John P. Thompson

/s/ William H. Armstrong III	Director	March 30, 2020
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 30, 2020

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Investments in hotel properties, net	$441,025	$393,140
Cash and cash equivalents	7,303	8,990
Restricted cash	8,645	10,204
Investment in marketable securities	5,936	—
Accounts receivable, net of allowance for doubtful accounts of $35 and $33 at December 31, 2019 and 2018, respectively	766	711
Notes receivable from related parties	—	6,750
Prepaid expenses and other assets	3,141	3,014
Deferred franchise costs, net of accumulated amortization of $217 and $134 at December 31, 2019 and 2018, respectively	850	934
Due from related parties	—	1,159
Total Assets	$467,666	$424,902

LIABILITIES AND EQUITY
3,293
Notes payable, net of unamortized debt issuance costs of $3,293 and $3,462 as of December 31, 2019 and 2018, respectively	$238,603	$227,174
Note payable to related party	2,894	—
Accounts payable and accrued expenses	10,106	8,089
Due to related parties, net	861	—
Dividends payable	2,038	1,744
Operating partnership distributions payable	47	47
Total Liabilities	254,549	237,054

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,251 and 10,636 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	133	106
Additional paid-in capital	296,928	237,216
Accumulated deficit	(88,258)	(54,674)
Total stockholders’ equity	208,803	182,648
Noncontrolling interests in Operating Partnership	4,313	5,199
Total Equity	213,116	187,847

TOTAL LIABILITIES AND EQUITY	$467,666	$424,902

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2019	2018

Revenue
Room revenue	$78,947	$74,782
Other hotel revenue	5,066	4,884
Total hotel revenue	84,013	79,666
Interest and dividend income	664	1,175
Total revenue	84,677	80,841

Expenses
Hotel operating expenses	55,351	50,182
Property taxes, insurance and other	6,711	5,542
Depreciation and amortization	14,167	12,166
Acquisition expenses	2,212	—
Corporate general and administrative	6,358	6,503
Total expenses	84,799	74,393

Operating income (loss)	(122)	6,448

Other expenses (income)
Interest expense and amortization of debt issuance costs	12,826	15,960
Gain on sale of marketable securities	(9)	—
Unrealized gain on change in fair value of investment in marketable securities	(197)	—
Total other expenses	12,620	15,960

Loss before income tax expense	(12,742)	(9,512)

Income tax expense	183	158

Net loss	(12,925)	(9,670)

Net loss attributable to noncontrolling interests in Operating Partnership	332	309

Net loss attributable to common stockholders	$(12,593)	$(9,361)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(1.05)	$(0.98)
Dividends declared	$1.75	$1.75
Weighted average common shares outstanding	12,002	9,578

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2019 and 2018

(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2017	—	$—	8,693	87	193,865	(28,501)	316	6,062	171,513

Issuance of common stock, net of offering costs	—	—	1,884	18	41,897	—	—	—	41,915
Redemption of common stock			(110)	(1)	(2,623)				(2,624)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	159	2	3,716	—	—	—	3,718
Stock-based compensation	—	—	10	—	361	—	—	—	361
Net loss	—	—	—	—	—	(9,361)	—	(309)	(9,670)
Dividends and distributions declared	—	—	—	—	—	(16,812)	—	(554)	(17,366)
Balance at December 31, 2018	—	—	10,636	106	237,216	(54,674)	316	5,199	187,847

Issuance of common stock, net of offering costs	—	—	2,671	28	60,951	—	—	—	60,979
Redemption of common stock			(281)	(3)	(6,471)				(6,474)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	215	2	4.997	—	—	—	4,999
Stock-based compensation	—	—	10	—	235	—	—	—	235
Net loss	—	—	—	—	—	(12,593)	—	(332)	(12,925)
Dividends and distributions declared	—	—	—	—	—	(20,991)	—	(554)	(21,545)
Balance at December 31, 2019	—	$—	13,251	$133	$296,928	$(88,258)	316	$4,313	$213,116

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(12,925)	$(9,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,167	12,166
Amortization of debt issuance costs	1,025	1,973
Gain on sale of marketable securities	(9)	—
Unrealized loss on change in fair value of investment in marketable securities	(197)	—
Stock-based compensation	235	361
Changes in operating assets and liabilities:
Accounts receivable	(56)	672
Prepaid expenses and other assets	(127)	13
Accounts payable and accrued expenses	2,019	(336)
Due from related parties	2,358	(919)
Net cash provided by operating activities	6,490	4,260

Cash flows from investing activities
Repayment of mortgage note receivable from related party	—	11,200
Repayment of notes receivable from related parties	6,750	4,500
Investment in marketable securities	(9,889)	—
Proceeds from the sale of marketable securities	4,160	—
Improvements and additions to hotel properties	(9,969)	(8,588)
Acquisition of hotel property	(350)	—
Net cash (used in) provided by investing activities	(9,298)	7,112

Cash flows from financing activities
Proceeds from issuance of common stock	62,189	44,027
Redemptions of common stock	(6,474)	(2,624)
Offering costs paid	(1,550)	(2,692)
Dividends paid	(15,697)	(12,935)
Operating partnership distributions paid	(554)	(554)
Proceeds from notes payable	25,000	16,000
Repayment of notes payable	(42,840)	(54,537)
Repayment of note payable to related party	(19,656)	—
Payment of debt issuance costs	(856)	(598)
Net cash used in financing activities	(438)	(13,913)

Net change in cash, cash equivalents and restricted cash	(3,246)	(2,541)
Cash, cash equivalents and restricted cash at beginning of year	19,194	21,735
Cash, cash equivalents and restricted cash at end of year	$15,948	$19,194

Supplemental Disclosure of Cash Flow Activity
Interest paid	$11,877	$14,166
Income tax paid	$290	$290
Supplemental Disclosure of Non-Cash Financing Activity
Decrease in accrued offering costs due to related party	$338	$580
Issuance of common stock from dividend reinvestment plan	$4,999	$3,718
Assumption of note payable in connection with acquisition of hotel property	$29,100	$—
Note payable to related party issued in connection with acquisition of hotel property	$22,550	$—
Dividends payable	$2,038	$1,744
Operating partnership distribution payable	$47	$47

See accompanying notes to consolidated financial statements.

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2019, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities valued at $5.9 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990.0 million in any combination of the Shares to be sold on a “best efforts” basis in the Company’s follow-on public offering. The SEC declared the registration statement effective on July 19, 2018. The Company will continue to offer Shares in the follow-on offering on a continuous basis until July 19, 2021, subject to extension for an additional year by the Company’s board of directors.

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

As of December 31, 2019, the Company had accepted investors’ subscriptions for and issued 9.8 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 507,000 shares pursuant to the DRP, resulting in gross offering proceeds of $226.2 million. The Company accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 215,000 shares pursuant to the DRP in the initial public offering, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of December 31, 2019, the Company had accepted investors’ subscriptions for and issued 3.7 million shares in the follow-on offering, including 292,000 shares pursuant to the DRP in the follow-on offering, resulting in gross offering proceeds of $78.8 million for the follow-on offering.

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

December 31, 2019 and 2018

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

As of December 31, 2019, total offering costs for the initial public offering and the follow-on offering were $20.6 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.3 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.0 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2019, total offering costs for the follow-on offering were $2.3 million, comprised of $0 of offering costs incurred directly by the Company and $2.3 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2019, the Company had $286,000 due from the Advisor for reimbursable offering costs.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2019.

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

Concentration of Risk

As of December 31, 2019, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

December 31, 2019 and 2018

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2019 and 2018.

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

December 31, 2019 and 2018

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of years or less at the date of purchase.

Restricted Cash

Restricted cash includes reserves for property taxes, as well as reserves for property improvements, replacement of furniture, fixtures, and equipment and debt service, as required by certain management or mortgage and term debt agreements restrictions and provisions.

Investment in Marketable Securities

Investment in marketable securities of $5.9 million at December 31, 2019 consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the years ended December 31, 2019 and 2018, unrealized gain on investment in marketable securities was $197,000 and $0, respectively. For the years ended December 31, 2019 and 2018, realized gain on investment in marketable securities was $9,000 and $0, respectively.

Dividend income is recognized when earned. For the years ended December 31, 2019 and 2018, dividend income of $399,000 and $0, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the years ended December 31, 2019 or 2018.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $217,000 and $134,000 as of December 31, 2019 and 2018, respectively.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Expected future amortization of deferred franchise costs as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$83
2021	83
2022	82
2023	80
2024	77
Thereafter	445
Total	$850

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $4.0 million and $3.0 million as of December 31, 2019 and 2018, respectively. Expected future amortization of debt issuance costs as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$679
2021	677
2022	677
2023	632
2024	440
Thereafter	188
Total	$3,293

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 7,500 shares as of December 31, 2019 and 2018, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2019 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,300
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	44,165
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,915
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,865
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	7,019
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,493
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,114
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,934
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	18,080
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,861
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,250
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,602
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,979
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,366
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	31,847
Totals				$451,771	2,123	$244,790

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2019.
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

(6)

Includes balance of $29.0 million for first mortgage loan and balance of $2.9 million for promissory note payable to seller of the Residence Inn Houston Medical Center in the original principal amount of $22.6 million.

Investment in hotel properties consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Land	$76,936	$70,456
Buildings and improvements	338,729	297,680
Furniture, fixtures and equipment	58,072	43,632
Total cost	473,737	411,768
Accumulated depreciation	(32,712)	(18,628)
Investment in hotel properties, net	$441,025	$393,140

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Houston Holding leases the Residence Inn Houston to Moody National Kirby-Houston MT, LLC (“Master Tenant”), an indirect, wholly-owned subsidiary of the OP, pursuant to a Hotel Lease Agreement between Houston Holding and the Master Tenant (“Hotel Lease”). Moody National Hospitality Management, LLC, a related party (“Property Manager”), manages the Residence Inn Houston pursuant to a Hotel Management Agreement between the Property Manager and the Master Tenant (“Management Agreement”), which Management Agreement was assigned to Master Tenant by Seller on the Closing Date.

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

The Existing Loan bears interest at a rate of 5% per annum. Payments of interest only were due on the Existing Loan on a monthly basis through October 1, 2019, and thereafter equal monthly payments of principal and interest in the amount of $170,000 will be due. Upon and during any event of default by Houston Holdings under the Note, the Loan Agreement or any other loan document relating to the Existing Loan, the Existing Loan will bear interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 17%. The entire outstanding principal balance of the Existing Loan and all accrued interest thereon and all other amounts payable under the Note is due and payable in full on October 1, 2024. Houston Holding may not prepay the Existing Loan, in whole or in part, prior to November 1, 2021. Thereafter, upon at least 30 but not more than 90 days prior written notice to the Lender, Houston Holding may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in full (but not in part), provided that such prepayment will be subject to certain additional prepayment fees as set forth in the Note.

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

Note Payable to Related Party

On the Closing Date, the OP issued a promissory note payable to Seller in the original principal amount of approximately $22.6 million, evidencing the note payable to related party (the “Note Payable to Related Party”). The Note Payable to Related Party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the Note Payable to Related Party which are not paid by the OP when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the Closing Date, the OP made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, the OP made monthly principal and interest payments of $2.0 million. The entire outstanding principal balance of the Note Payable to Related Party, together with all accrued interest thereon and all other amounts payable under the Note Payable to Related Party, was due and payable in full on December 15, 2019. The maturity date of the note payable to related party was extended to June 15, 2020, with all other terms and conditions remaining unchanged. If the OP fails to make when due any payment under the Note Payable to Related Party, the OP will pay to Seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the Seller, the OP may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the Note Payable to Related Party was $2.9 million as of December 31, 2019.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The Note Payable to Related Party provides for customary events of default, including failure by the OP to pay when due and payable any amounts payable under the terms of the Note Payable to Related Party. Upon any event of default by the OP, Seller may accelerate the maturity date of the Note Payable to Related Party and declare the entire unpaid principal balance of the Note Payable to Related Party and all accrued and unpaid interest thereon due and payable in full immediately, and exercise any other rights available to it under law or equity.

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

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the years ended December 31, 2019 and 2018 is presented as if the Company acquired the Residence Inn Houston on January 1, 2018. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2018, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Years ended December 31,
	2019	2018
Revenue	$87,810	$90,533
Net loss	(10,177)	(7,984)
Net loss attributable to common shareholders	(9,845)	(7,675)
Net loss per common share - basic and diluted	$(0.82)	$(0.80)

4.	Notes Receivable from Related Parties

As of December 31, 2019 and 2018, the amount of the note receivable from related party was $0 and $6,750,000, respectively.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Interest income from notes receivable from related parties was $264,000 and $864,900 for the years ended December 31, 2019 and 2018, respectively. Interest receivable on notes receivable from related parties was $0 and $810,000 as of December 31, 2019 and December 31, 2018, respectively.

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

The Company’s aggregate borrowings are reviewed by the Company’s board of directors at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2019, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2019 and 2018, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of December 31, 2019	Principal as of December 31, 2018	Interest Rate at December 31, 2019	Maturity Date
Residence Inn Austin(1)	$16,300	$16,554	4.580%	November 1, 2025
Springhill Suites Seattle(1)	44,165	44,884	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,915	9,066	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,865	7,025	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	7,019	7,158	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,493	10,687	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,114	12,341	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,934	—	4.700%	September 27, 2024
Hilton Garden Inn Austin(1)	18,080	18,401	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,861	7,994	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,250	41,998	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,602	10,778	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,979	—	4.700%	September 27, 2024
Hampton Inn Houston(1)	4,366	4,480	6.750%	April 28, 2023
Residence Inn Houston Medical Center(4)	28,953	—	5.000%	October 1, 2024
Term Loan(2)	—	26,300	30-day LIBOR plus 3.750%	September 27, 2019
Short Term Loan(3)	—	12,970	30-day LIBOR plus 2.50%	April 24, 2019
Total notes payable	241,896	230,636
Less unamortized debt issuance costs	(3,293)	(3,462)
Total notes payable, net of unamortized debt issuance costs	$238,603	$227,174

(1)	Monthly payments of principal and interest are due and payable until the maturity date.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Scheduled maturities of the Company’s notes payable as of December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$4,567
2021	4,870
2022	5,108
2023	21,597
2024	89,112
Thereafter	116,642
Total	$241,896

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

On March 28, 2018, the parties to the Term Loan Agreement entered into a letter agreement, or the Term Loan Letter Agreement, pursuant to which the parties thereto agreed to change the commencement of the Company’s obligation under the Term Loan Agreement to raise $10 million per quarter in gross offering proceeds to the calendar quarter June 30, 2018. The Company satisfied such obligation with respect to the calendar quarter ended December 31, 2019.

The Term Loan originally matured on September 27, 2018. The maturity date of the Term Loan was originally extended to October 26, 2018 and on October 24, 2018, the maturity date of the Term Loan was extended again to September 27, 2019 in connection with the partial refinancing of the Term Loan. The Outstanding Balance of $26.5 million as of October 24, 2018, together with any and all accrued and unpaid interest thereon, and all other Obligations, was repaid in full on September 27, 2019. The Term Loan originally provided for monthly interest payments, for mandatory prepayments of principal from the proceeds of certain capital events, and for monthly payments of principal in an amount equal to the greater of (i) 50% of the OP’s Consolidated Net Cash Flow or (ii) $1.5 million. In connection with the extension of the Term Loan on October 24, 2018, monthly payments of principal were $100,000 per month, and the margins over the base rate or LIBOR rate were 2.75% and 3.75%, respectively.

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

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The estimated fair value of the Company’s notes payable as of December 31, 2019 and 2018, respectively, was $241.9 million and $231.0 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash.  As of December 31, 2019, there were a total of 13.3 million shares of the Company’s common stock issued and outstanding, including 9.8 million shares, net of redemptions, issued in the Company’s public offerings, 3.4 million shares, net of redemptions, issued in connection with the Merger, the 8,000 shares sold to Sponsor and 55,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 8, “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of December 31, 2019
Class A Shares	12,640
Class T Shares	457
Class I Shares	154
Total	13,251

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and year ended December 31, 2019 and 2018 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

First Quarter 2018	$3,218	$634	$3,852
Second Quarter 2018	3,039	963	4,002
Third Quarter 2018	3,241	1,034	4,275
Fourth Quarter 2018	3,437	1,087	4,524
Total	$12,935	$3,718	$16,653

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2019 and 2018 was $4.3 million and $5.2 million, respectively, which represented 316,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $332,000 and $309,000 for the years ended December 31, 2019 and 2018, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2019, the Company had paid Moody Securities $9.4 million in selling commissions and trailing stockholder servicing fees related to the Company’s ongoing public offering and $2.1 million in dealer manager fees related to the Company’s ongoing public offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. As of December 31, 2019, Advisor had paid Moody Securities $8.8 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s ongoing public offering, of which $7.6 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of December 31, 2019, total offering costs for the initial public offering and the follow-on offering were $20.6 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.3 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2019, total offering costs for the initial public offering were $18.3 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.0 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2019, total offering costs for the follow-on offering were $2.3 million, comprised of $0 of offering costs incurred directly by the Company and $2.3 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2019, the Company had $286,000 due from the Advisor for reimbursable offering costs.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, sales commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the years ended December 31, 2019 and 2018, the Company incurred acquisition fees of $2.0 million, composed of a base acquisition fee of $780,000 and a contingent acquisition fee of $1.2 million, and $0, respectively, payable to Advisor, which are recorded in the accompanying consolidated statements of operations.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2019 and 2018.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. For the years ended December 31, 2019 and 2018, the Company incurred financing coordination fees of $478,000 and $0, respectively, payable to Advisor.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties.  For the years ended December 31, 2019 and 2018, the Company paid the Property Manager property management fees of $3.4 million and $3.2 million, and accounting fees of $438,000 and $420,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2019, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company will pay Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the years ended December 31, 2019 and 2018, the Company incurred asset management fees of $4.5 million and $4.2 million, respectively, payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee (subject to a limitation if the property was previously owned by Moody I discussed below) in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. During the first year following the consummation of the Mergers, if the Company sold a property that was previously owned by Moody I, then any disposition fee to which the Advisor would be entitled under the Advisory Agreement would have been reduced by an amount equal to the portion of the Moody I Advisor Payment attributable to such property. As of December 31, 2019, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, total operating expenses of the Company were $6.4 million, which included $5.1 million in operating expenses incurred directly by the Company and $1.3 million incurred by the Advisor on behalf of the Company. Of the $6.4 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2019, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.3 million during the four fiscal quarters ended December 31, 2019. As of December 31, 2019, the Company had $106,000 due from the Advisor for operating expense reimbursement.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2019, there were 1,955,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $235,000 and $361,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 7,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 7,500 non-vested shares of $129,000 will be recognized during the first, second and third quarters of 2019.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2017	11,250	$27.82
Shares granted on August 13, 2018	10,000	$23.19
Shares vested	(13,750)	$26.98

Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares granted on August 5, 2019	10,000	$23.32
Shares vested	(10,000)	$23.22
Balance of non-vested shares as of December 31, 2019	7,500	$23.32

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2019, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Property improvement plan	$190	$1,239
Real estate taxes	3,040	2,894
Insurance	235	231
Hotel furniture and fixtures	3,283	4,178
Debt service	939	764
Seasonality	888	883
Rent holdback	15	15
Immediate repairs	55	—
Total restricted cash	$8,645	$10,204

Franchise Agreements

As of December 31, 2019, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $7.4 million and $6.6 million for the years ended December 31, 2019 and 2018, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

As of December 31, 2019, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of December 31, 2019 and 2018, net of a valuation allowance of $3.3 million and $1.2 million as of December 31, 2019 and 2018, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2019, the TRS had a net operating loss carry-forward of $26.7 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Years ended December 31,
	2019	2018
Current expense	$183	$158
Deferred benefit	(2,112)	(1,194)
Valuation provision for deferred benefit	2,112	1,194
Total expense, net	$183	$158

Federal	$(2,112)	$(1,194)
Valuation provision for federal taxes	2,112	1,194
State	183	158
Total tax expense	$183	$158

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2019	2018
Expected federal tax benefit at statutory rate	$(2,676)	$(1,998)
Tax impact of REIT election	2,859	2,156
Income tax expense (benefit)	$183	$158

On December 31, 2019, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

12.	Subsequent Events

Distributions Declared

On December 31, 2019, the Company declared a distribution in the aggregate amount of $2.0 million, of which $1.5 million was paid in cash on January 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock.  On January 31, 2020, the Company declared a distribution in the aggregate amount of $2.0 million, of which $1.5 million was paid in cash on February 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock. On February 29, 2020, the Company declared a distribution in the aggregate amount of $1.9 million of which $1.4 million was paid in cash on March 15, 2020 and $500,000 was paid pursuant to the DRP in the form of additional shares of the Company’s common stock.

Suspension of Public Offering

On March 24, 2020, the Company’s board of directors determined to suspend the sale of shares of the Company’s common stock in the Company’s public offering, effective as of March 25, 2020.

Suspension of Distributions

On March 24, 2020, the Company’s board of directors determined to suspend the payment of all distributions to the Company’s stockholders, effective immediately.

Suspension of Distribution Reinvestment Plan

On March 24, 2020, in light of its determination to suspend the payment of all distributions, the Company’s board of directors also determined to suspend the operation of the DRP, effective as of April 6, 2020.

Suspension of Share Repurchase Program

On March 24, 2020, the Company’s board of directors determined to suspend the operation of the Company’s share repurchase program, effective as of April 6, 2020.

Payment by Advisor to Holders of Class I Shares

On January 17, 2020, the Advisor agreed to make a one-time cash payment to holders of the Company’s Class I shares acquired subsequent to January 16, 2018 (the date that the Contingent Advisor Payment first became payable) in an amount designed to compensate the holders of such Class I shares for the amount of the Contingent Advisor Payments attributable to such Class I shares (“Class I payment”).  The Class I payment will be made by the Advisor prior to or upon the Company’s liquidation and dissolution or other liquidity event, provided that the specific timing of the Class I payment will be in the Advisor’s sole discretion.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,300	$4,310	$23,190	$27,500	(2)	$161	$4,310	$23,351	$27,661	$2,996	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	44,165	14,040	60,060	74,100		8,334	14,040	68,394	82,434	6,476	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,915	2,828	14,528	17,356		340	2,828	14,868	17,696	1,226	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	6,865	1,874	14,200	16,074		648	1,874	14,848	16,722	1,191	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	7,019	783	13,023	13,806		615	783	13,638	14,421	1,092	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	10,493	4,329	14,999	19,328		293	4,329	15,292	19,621	1,427	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	12,114	2,028	23,217	25,245		568	2,028	23,785	25,813	1,913	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	18,934	2,663	36,884	39,547		369	2,663	37,253	39,916	2,988	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	18,080	9,058	20,230	29,288		526	9,058	20,756	29,814	1,945	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,861	1,730	13,555	15,285		1,732	1,730	15,287	17,017	1,570	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	41,250	14,805	67,402	82,207		4,160	14,805	71,562	86,367	5,532	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10,602	4,218	14,617	18,835		792	4,218	15,409	19,627	1,461	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	5,979	4,240	7,002	11,242		71	4,240	7,073	11,313	719	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,366	3,550	6,408	9,958		3,340	3,550	9,748	13,298	1,137	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	31,847	6,480	45,520	52,000		17	6,480	45,537	52,017	1,039	2019	April 29, 2019

	Total		$244,790	$76,936	$374,835	$451,771		$21,966	$76,936	$396,801	$473,737	$32,712

(1)	The aggregate cost of real estate for federal income tax purposes was $429 million as of December 31, 2019.
(2)	Includes gain on acquisition of hotel property of $2.0 million.
(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2019

	2019	2018
Real estate:
Balance at the beginning of the year	$411,768	$403,180
Acquisitions	52,000	—
Improvements and additions	9,969	8,588
Dispositions	—	—
Balance at the end of the year	$473,737	$411,768

Accumulated depreciation:
Balance at the beginning of the year	$18,628	$6,545
Depreciation	14,084	12,083
Dispositions	—	—
Balance at the end of the year	$32,712	$18,628