Form 10-Q
period 2020-03-31
Moody National REIT II, Inc.
filed 2020-05-15
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 13,630,429 shares of the registrant’s common stock issued and outstanding, consisting of 12,990,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Investment in hotel properties, net	$438,714	$441,025
Cash and cash equivalents	2,405	7,303
Restricted cash	6,487	8,645
Investment in marketable securities	3,049	5,936
Accounts receivable, net of allowance of $35 as of March 31, 2020 and December 31, 2019	651	766
Prepaid expenses and other assets	3,898	3,141
Deferred franchise costs, net of accumulated amortization of $237 and $217 at March 31, 2020 and December 31, 2019, respectively	830	850
Total Assets	$456,034	$467,666

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $3,123 and $3,293 as of March 31, 2020 and December 31, 2019	$237,680	$238,603
Note payable to related party	186	2,894
Accounts payable and accrued expenses	8,233	10,106
Due to related parties, net	2,266	861
Dividends payable	70	2,038
Operating partnership distributions payable	—	47
Total Liabilities	248,435	254,549

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,630 and 13,251 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	136	133
Additional paid-in capital	305,579	296,928
Accumulated deficit	(102,104)	(88,258)
Total stockholders’ equity	203,611	208,803
Noncontrolling interests in Operating Partnership	3,987	4,313
Total Equity	207,598	213,116
Total Liabilities and Equity	$456,034	$467,666

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2020	2019
Revenue
Room revenue	$14,180	$17,315
Other hotel revenue	1,063	1,141
Total hotel revenue	15,243	18,456
Interest and dividend income	4	329
Total revenue	15,247	18,785

Expenses
Hotel operating expenses	11,200	12,115
Property taxes, insurance and other	1,761	1,369
Depreciation and amortization	3,839	3,174
Corporate general and administrative	1,806	1,622
Total expenses	18,606	18,280

Operating income (loss)	(3,359)	505

Other expenses
Interest expense and amortization of debt issuance costs	3,035	3,086
Loss on sale of marketable securities	37	—
Unrealized loss on change in fair value of investment in marketable securities	3,811	159
Total other expenses	6,883	3,245

Loss before income taxes	(10,242)	(2,740)

Income tax expense	13	50

Net loss	(10,255)	(2,790)

Loss attributable to noncontrolling interests in Operating Partnership	236	78

Net loss attributable to common stockholders	$(10,019)	$(2,712)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.75)	$(0.25)
Dividends declared	$0.29	$0.43
Weighted average common shares outstanding	13,427	10,953

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2020
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2019	—	$—	13,251	$133	$296,928	$(88,258)	316	$4,313	$213,116
Issuance of common stock, net of offering costs	—	—	440	4	9,941	—	—	—	9,945
Redemption of common stock	—	—	(120)	(1)	(2,747)	—	—	—	(2,748)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	59	—	1,393	—	—	—	1,393
Stock-based compensation	—	—	—	—	64	—	—	—	64
Net loss	—	—	—	—	—	(10,019)	—	(236)	(10,255)
Dividends and distributions declared	—	—	—	—	—	(3,827)	—	(90)	(3,917)
Balance at March 31, 2020	—	$—	13,630	$136	$305,579	$(102,104)	316	$3,987	$207,598

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,255)	$(2,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,839	3,174
Amortization of debt issuance costs	169	327
Loss on sale of securities	37	—
Unrealized loss on change in fair value of investment in marketable securities	3,811	159
Stock-based compensation	64	65
Changes in operating assets and liabilities
Accounts receivable	115	(441)
Prepaid expenses and other assets	(757)	(679)
Accounts payable and accrued expenses	(1,873)	(1,588)
Due from related parties	1,091	(229)
Net cash used in operating activities	(3,759)	(2,002)

Cash flows from investing activities
Investment in marketable securities	(958)	(6,994)
Improvements and additions to hotel properties	(1,507)	(974)
Net cash used in investing activities	(2,465)	(7,968)

Cash flows from financing activities
Proceeds from issuance of common stock	10,259	18,810
Redemptions of common stock	(2,748)	(2,638)
Dividends paid	(4,404)	(3,517)
Operating partnership distributions paid	(138)	(137)
Repayment of notes payable	(1,093)	(6,730)
Repayment of note payable to related party	(2,708)	—
Net cash (used in) provided by financing activities	(832)	5,788

Net change in cash and cash equivalents and restricted cash	(7,056)	(4,182)
Cash and cash equivalents and restricted cash at beginning of period	15,948	19,194
Cash and cash equivalents and restricted cash at end of period	$8,892	$15,012

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,872	$2,763
Income tax paid	$—	$—
Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$314	$227
Issuance of common stock from dividend reinvestment plan	$1,393	$1,121
Dividends payable	$70	$1,797
Operating partnership distributions payable	$—	$47

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

1.	Organization

As discussed in Note 6, “Equity,”  Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2020, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities valued at $3.0 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

On June 26, 2017, the SEC declared effective the Company’s post-effective amendment to its registration statement for the Company’s initial public offering, which reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares”  and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”) to be sold on a “best efforts”  basis. On January 16, 2018, the Advisor (as defined below) assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however that the Advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,”  as described in Note 7, “Related Party Arrangements.”

On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990.0 million in any combination of the Shares to be sold on a “best efforts”  basis in the Company’s follow-on public offering. The SEC declared the registration statement effective on July 19, 2018. The registration statement provided for the Company to continue to offer Shares in the follow-on offering on a continuous basis until July 19, 2021, subject to extension for an additional year by the Company’s board of directors (“Board”).

On March 24, 2020, the Board approved the indefinite suspension of the sale of shares of the Company’s common stock in the Company’s follow-on offering due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. As of March 31, 2020, the Company had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. As of March 31, 2020, the Company had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP were Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepts subscriptions for shares of common stock, it transfers substantially all of the net proceeds from such sales to the OP as a capital contribution. The limited partnership agreement of the OP provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership”  for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the OP.

On March 24, 2020, the Board determined an estimated net asset value (“NAV”) per share of each class of the Company’s common stock as of December 31, 2019 of $23.50.

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

Organization and Offering Costs

Organization and offering costs of the Company are paid directly by the Company or incurred by the Advisor on behalf of the Company. Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs incurred by the Advisor associated with each of the Company’s public offerings, provided that within 60 days of the last day of the month in which a public offering ends, the Advisor is obligated to reimburse the Company to the extent aggregate organization and offering costs incurred by the Company in connection with the completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. Such organization and offering costs include selling commissions and dealer manager fees paid to a dealer manager, legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Any reimbursement of the Advisor or its affiliates for organization and offering costs will not exceed actual expenses incurred by the Advisor. The Company’s organization and offering costs incurred in connection with the Company’s initial public offering did not exceed 15% of the gross offering proceeds from the sale of shares of common stock in such offering.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of March 31, 2020, total offering costs for the initial public offering and the follow-on offering were $20.9 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.6 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2020, total offering costs for the follow-on offering were $2.5 million, comprised of $0 of offering costs incurred directly by the Company and $2.5 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2020, the Company had $28,000 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2020.

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

The Company has elected the fair value option in recording its investment in marketable securities whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. With the exception of the Company’s fixed-rate notes receivable from related parties and notes payable, the carrying amounts of other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, notes payable, and accounts payable and accrued expenses, approximate their fair values due to their short-term nature. For the fair value of the Company’s note receivable from related parties and notes payable, see Note 4, “Notes Receivable from Related Parties,”  and Note 5, “Debt.”

Concentration of Risk

As of March 31, 2020, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2020 and 2019.

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

Investment in Marketable Securities

Investment in marketable securities of $3.0 million and $5.9 million at March 31, 2020 and December 31, 2019, respectively, consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended March 31, 2020 and 2019, unrealized loss on change in fair value of investment in marketable securities was $3.6 million and $159,000, respectively. For the three months ended March 31, 2020 and 2019, loss on sale of marketable securities was $37,000 and $0, respectively.

Dividend income is recognized when earned. For the three months ended March 31, 2020 and 2018, dividend income of $4,000 and $128,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance during the three months ended March 31, 2020 or 2019.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $237,000 and $217,000 as of March 31, 2020 and December 31, 2019, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$63
2021	83
2022	82
2023	80
2024	77
Thereafter	445
Total	$830

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $4.2 million and $4.0 million as of March 31, 2020 and December 31, 2019, respectively. Expected future amortization of debt issuance costs as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$509
2021	677
2022	677
2023	632
2024	440
Thereafter	188
Total	$3,123

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totalling 5,000 and 7,500 shares as of March 31, 2020 and December 31, 2019, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,”  which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. The impact was minimal to the Company’s ongoing consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,”  which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting. This standard is effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018 and aside from minor presentation changes in its disclosure on derivative and hedging activities, it will not have a material effect on the Company’s ongoing consolidated financial statements.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2020 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,234
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	43,979
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,876
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,824
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,994
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,442
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,055
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,833
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,827
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,057
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,556
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,947
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,328
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$240,803

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of March 31, 2020.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”
(5)

Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,”  and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at March 31, 2020 and December 31, 2019 (all amounts in thousands):

	March 31, 2020	December 31, 2019
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	59,580	58,072
Total cost	475,245	473,737
Accumulated depreciation	(36,531)	(32,712)
Investment in hotel properties, net	$438,714	$441,025

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

Existing Loan

On the Closing Date, pursuant to an Assignment and Assumption Agreement, Houston Holding assumed all of the Seller’s rights, duties and obligations under and with respect to the Existing Loan and all loan documents associated therewith, including, without limitation, (i) a Promissory Note, dated September 13, 2017, in the original principal amount of $29.1 million, evidencing the Existing Loan and payable to the Lender (the “Note”), (ii) the Construction Loan Agreement, dated September 13, 2017, between the Seller and the Lender (“Loan Agreement”), and (iii) the Deed of Trust, Security Agreement and Financing Statement, dated September 13, 2017, for the benefit of Lender, securing payment of the Note (“ Deed of Trust.”)

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

Note Payable to Related Party

On the Closing Date, the OP issued a promissory note payable to Seller in the original principal amount of approximately $22.6 million, evidencing the note payable to related party (the “Note Payable to Related Party”). The Note Payable to Related Party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the Note Payable to Related Party which are not paid by the OP when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. On the Closing Date, the OP made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, the OP made monthly principal and interest payments of $2.0 million. The entire outstanding principal balance of the Note Payable to Related Party, together with all accrued interest thereon and all other amounts payable under the Note Payable to Related Party, was due and payable in full on December 15, 2019. The maturity date of the note payable to related party was extended to June 15, 2020, with all other terms and conditions remaining unchanged. If the OP fails to make when due any payment under the Note Payable to Related Party, the OP will pay to Seller on demand a late fee equal to 5% of the amount of such payment. Upon at least five days prior written notice to the Seller, the OP may prepay the outstanding principle balance, plus all accrued interest and other amounts due, in whole or in part, without penalty. The balance of the Note Payable to Related Party was $186,000 as of March 31, 2020.

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

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the three months ended March 31, 2019 is presented as if the Company acquired the Residence Inn Houston on January 1, 2019. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2019, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

Three months ended March 31, 2019
Revenue	$21,175
Net loss	(2,374)
Net loss attributable to common shareholders	(2,296)
Net loss per common share - basic and diluted	$(0.21)

4.	Note Receivable from Related Party

As of March 31, 2020 and December 31, 2019, the amount of the note receivable from related party was $0.

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

Interest income from notes receivable from related parties was $0 and $200,000 for the three months ended March 31, 2020 and 2019, respectively. Interest receivable on notes receivable from related parties was $0 as of March 31, 2020 and December 31, 2019.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets”  for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2020, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2020 and December 31, 2019, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of March 31, 2020	Principal as of December 31, 2019	Interest Rate at March 31, 2020	Maturity Date
Residence Inn Austin(1)	$16,234	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,979	44,165	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,876	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,824	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,994	7,019	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,442	10,493	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,055	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,827	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,556	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,947	5,979	4.700%	September 27, 2024
Hampton Inn Houston(1)	4,328	4,366	6.250%	April 28, 2023
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024
Total notes payable	240,803	241,896
Less unamortized debt issuance costs	(3,123)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,680	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of interest were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans.

Scheduled maturities of the Company’s notes payable as of March 31, 2020 are as follows (all amounts in thousands):

Years ending December 31,
2020	$3,492
2021	4,893
2022	5,131
2023	21,533
2024	89,112
Thereafter	116,642
Total	$240,803

Term Loan Agreement

On September 27, 2017, the OP, as borrower, the Company and certain of the Company’s subsidiaries, as guarantors, and KeyBank National Association (“KeyBank,”  and together with any other lender institutions that may become parties thereto, the “Lenders”), as agent and lender, entered into a term loan agreement (as amended, the “Term Loan Agreement”). Pursuant to the Term Loan Agreement, the Lenders made a term loan to the OP in the principal amount of $70.0 million (the “Term Loan”). Capitalized terms used in this description of the Term Loan and not defined herein have the same meaning as in the Term Loan Agreement. The Company used proceeds from the Term Loan to pay the cash consideration in connection with the Mergers, other costs and expenses related to the Mergers and for other corporate purposes. The Company began making principal payments of $1.5 million per month in November 2017.

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

The estimated fair value of the Company’s notes payable as of March 31, 2020 and December 31, 2019, respectively, was $240.8 million and $241.9 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2020, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 55,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 8, “Incentive Award Plan,”  as follows (in thousands):

Class	Shares Outstanding as of March 31, 2020
Class A Shares	12,990
Class T Shares	481
Class I Shares	159
Total	13,630

The Board is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Board previously authorized and declared a distribution to its stockholders for that would be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of the Company’s common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses. The Company first paid distributions on September 15, 2015.

On March 24, 2020, the Board unanimously approved the suspension of (i) the payment of distributions to the Company’s stockholders, effective immediately, and (ii) the operation of the DRP, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. The payment of distributions and the operation of the DRP will remain suspended until such time as the Board approves their resumption.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2020 and 2019 (all amounts in in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,393	$5,797
First Quarter 2019	$3,517	$1,121	$4,638

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2020 and December 31, 2019 was $4.0 million and $4.3 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $236,000 and $78,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering.  As of March 31, 2020, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

Organization and Offering Expenses

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and do not cause the cumulative organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Company’s follow-on offering as of the date of reimbursement.

As of March 31, 2020, total offering costs for the initial public offering and the follow-on offering were $20.9 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.6 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2020, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2020, total offering costs for the follow-on offering were $2.5 million, comprised of $0 of offering costs incurred directly by the Company and $2.5 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2020, the Company had $28,000 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding”  will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees to Advisor during the three months ended March 31, 2020 and 2019.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2020 and 2019.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2020 and 2019.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2020 and 2019, the Company incurred property management fees to Property Manager of $610,000 and $738,000, respectively, and accounting fees of $112,000 and $105,000, respectively, pursuant to the terms of a hotel management agreement, and which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment”  means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2020, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2020 and 2019, the Company incurred asset management fees of $1.2 million and $1.0 million payable to the Advisor, respectively, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of March 31, 2020, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2020, total operating expenses of the Company were $6.5 million, which included $5.3 million in operating expenses incurred directly by the Company and $1.2 million incurred by the Advisor on behalf of the Company. Of the $6.5 million in total operating expenses incurred during the four fiscal quarters ended March 31, 2020, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.2 million during the four fiscal quarters ended March 31, 2020. As of March 31, 2020, the Company had $208,000 due to the Advisor for operating expense reimbursement.

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2020, there were 1,945,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to shares of restricted stock issued pursuant to the Independent Directors Compensation Plan of $64,000 and $64,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with the 5,000 non-vested shares of $65,000 will be recognized during the second and third quarters of 2020.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2020 and year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares granted on August 5, 2019	10,000	$23.32
Shares vested	(10,000)	$23.22

Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares vested	(2,500)	$23.32
Balance of non-vested shares as of March 31, 2020	5,000	$23.32

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2020, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of March 31, 2020 and December 31, 2019 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2020	2019
Property improvement plan	$189	$190
Real estate taxes	1,966	3,040
Insurance	199	235
Hotel furniture and fixtures	2,537	3,283
Debt service	984	939
Seasonality	542	888
Rent holdback	15	15
Immediate repairs	55	55
Total restricted cash	$6,487	$8,645

Franchise Agreements

As March 31, 2020, all of the Company’s hotel properties, including those acquired as part of the Moody I portfolio in the Mergers, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2020, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of March 31, 2020 and December 31, 2019, net of a valuation allowance of $4.4 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2020, the TRS had a net operating loss carry-forward of $26.7 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three months ended March 31,
	2020	2019
Current expense	$13	$50
Deferred benefit	(1,097)	(468)
Valuation provision for deferred benefit	1,097	468
Total expense (benefit)	$13	$50

Federal	$(1,097)	$(468)
Valuation provision for federal taxes	1,097	468
State	13	50
Total tax expense (benefit)	$13	$50

On March 31, 2020, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyses state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

12.	Subsequent Events

Coronavirus

The ongoing global pandemic of the novel coronavirus that causes the disease known as coronavirus disease 2019  (“COVID-19”) has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties, which depend primarily upon revenues driven by business and leisure travel. A number of measures taken by governmental entities and employers intended to slow the transmission of COVID-19 have dramatically reduced business and leisure travel, and a result the demand for rooms at the Company’s hotel properties, including (i) restrictions on travel and public gatherings, quarantines and shelter-at-home orders, (ii) the postponement or cancellation of conventions, festivals, sporting events and other public events, (iii) the closure of amusement parks, museums, retail centers and other tourist attractions, and (iv) the closure of colleges and universities. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future.

As of the date of this Quarterly Report, the Company not ceased operations at any of its hotel properties. However, during the quarter ended March 31, 2020, the Company’s hotel properties experienced a significant decline in bookings and occupancy, resulting in a significant decrease in aggregate revenues generated by the properties as compared to the quarter ended March 31, 2019. If the decline in demand for rooms at the hotel properties continues, the Company may ultimately be required to close of one or more of its hotel properties.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is not current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and is engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As of the date of this Quarterly Report, no lenders have initiated foreclosure procedures with respect to any of the Company’s properties.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●

our ability to resume raising capital in our continuous public offering, which has been indefinitely suspended effective as of March 25, 2020 due to the impact that the COVID-19 pandemic is having and is expected to continue to have on the hospitality industry and our hotel properties;

●	the impact of the COVID-19 pandemic, and the measures taken in response to the pandemic, on the hospitality industry and our hotel properties;

●	our ability to effectively deploy the proceeds previously raised in our currently suspended public offering;

●

our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;

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

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of select-service hospitality properties with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through Moody National Operating Partnership II, LP, or our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor (as defined below). Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests in our operating partnership, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests in our operating partnership. As we accept subscriptions for sales of shares of our common stock, we transfer substantially all of the net proceeds from such sales to our operating partnership in exchange for limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Moody National Advisor II, LLC, a related party, which we refer to as our advisor, pursuant to an advisory agreement among us, our operating partnership and our advisor, or the advisory agreement. Our advisor was formed in July 2014. Moody National REIT Sponsor, LLC, which we refer to as our sponsor, is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100 million in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, the Securities and Exchange Commission, or SEC, declared effective a post-effective amendment to our registration statement which reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.”  Effective July 19, 2018, the SEC declared effective our registration statement (Registration No. 333-222610) and we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public, which we refer to as the “primary offering,”  and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP. We may continue to offer shares in our follow-on offering on a continuous basis until July 19, 2020, subject to extension for an additional year (to July 29, 2021) by our board of directors.

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

As discussed below, on March 24, 2020, our board of directors approved the suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. As of March 31, 2020, we had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (as defined below) and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. As of March 31, 2020, we had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering. As of March 31, 2020, $898.9 million in shares of our stock remained to be sold in our follow-on offering.

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

As of March 31, 2020, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) a portfolio of marketable securities valued at $3.0 million.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since its discovery in December 2019, COVID-19 has spread from China to almost every other country, including the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency and the President has declared a national emergency in response to the pandemic. The pandemic has adversely impacted numerous industries, including hospitality and travel, is expected to have a continued adverse impact on economic and market conditions and may trigger a period of global economic slowdown.

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel. A number of measures taken by governmental entities and employers intended to slow the transmission of COVID-19 have dramatically reduced business and leisure travel, and a result the demand for rooms at our hotel properties, including (i) restrictions on travel and public gatherings, quarantines and shelter-at-home orders, (ii) the postponement or cancellation of conventions, festivals, sporting events and other public events, (iii) the closure of amusement parks, museums, retail centers and other tourist attractions, and (iv) the closure of colleges and universities. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. As of the date of this Quarterly Report, we had not ceased operations at any of our hotel properties. However, during the quarter ended March 31, 2020, our hotel properties experienced a significant decline in bookings and occupancy, resulting in a significant decrease in revenues as compared to the quarter ended March 31, 2019. If the decline in demand for rooms at our hotel properties continues, we may ultimately be required to close of one or more of our hotel properties.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this quarterly report on Form 10-Q, we are not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As of the date of this quarterly report on Form 10-Q, no lenders have initiated foreclosure procedures with respect to any of our properties.

The COVID-19 pandemic is a rapidly evolving situation and considerable uncertainty surrounds its ultimate consequences. The full extent to which our hotel properties and our financial condition are impacted by the pandemic will largely depend on future developments which cannot be accurately predicted at this time, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact. Nevertheless, the pandemic presents material uncertainty and risk with respect to our future financial condition and operating results.

On March 24, 2020, in response to the pandemic, our board of directors approved the indefinite suspension of (i) the sale of shares of our common stock in our continuous public offering, effective as of March 25, 2020, (ii) the payment of all distributions to our stockholders, effective immediately, (iii) the operation of our DRP, effective as of April 6, 2020, and (iv) the operation of our share repurchase program, effective as of April 6, 2020. Our board of directors based its determination to suspend the sale of shares of our common stock in our public offering, the payment of distributions and the operation of our DRP and share repurchase program on (i) the rapidly deteriorating demand for rooms across the hotel sector, which is expected to continue to adversely affect bookings and occupancy levels at our hotel properties, stemming from the social distancing, shelter-in-place, travel restriction and other policies implemented by governmental entities and employers to combat the COVID-19 pandemic, and (ii) our current and anticipated financial condition and capital needs. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment in order to determine an appropriate time for the reinstatement of our public offering, the payment of distributions, our DRP and our share repurchase program. However, it is impossible to predict when or if we will be able to return to normal operations.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.”  For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.”  of our Annual Report on Form 10-K, as filed with the SEC on March 30, 2020, and the notes to the consolidated financial statements included in this Quarterly Report.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments. As discussed above, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on our hotel properties.

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our offering and our ability to finance the acquisition of our investments. If we raise substantially less than the maximum offering amount of $990,000,000 in our offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned and fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses as a percentage of gross income would be higher, which could affect our net income and results of operations. As discussed above, on March 24, 2020 our board of directors approved the indefinite suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. Our ability to continue to acquire target assets, satisfy our debt service obligations and pay other operating expenses will be adversely impacted until such time as we resume raising capital in our public offering.

Results of Operations

We were formed on July 25, 2014. As of March 31, 2020, we owned (1) interests in fifteen hotel properties located in nine states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $3.0 million. As of March 31, 2019, we owned (1) interests in fourteen hotel properties located in six states, comprising a total of 1,941 rooms, (2) investment in marketable securities of $6.8 million, and (3) a loan with a current principal amount of $6,750,000 originated to an affiliate of our sponsor used to acquire a commercial property located in Katy, Texas. Primarily because we did not own any notes receivable as of March 31, 2020 and our investment in marketable securities was valued at $3.0 million as of March 31, 2020, our interest and dividend income for the three months ended March 31, 2020 are not directly comparable to those for the three months ended March 31, 2019. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of recovery from the effects of the COVID-19 pandemic.

Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019

Revenue

Total revenue decreased to $15.2 million for the three months ended March 31, 2020 from $18.8 million for the three months ended March 31, 2019. Hotel revenue decreased to $15.2 million for the three months ended March 31, 2020 from $18.5 million for the three months ended March 31, 2019. Interest and dividend income from our notes receivable and investment in marketable securities decreased to $4,000 for the three months ended March 31, 2020 from $329,000 for three months ended March 31, 2019 due to the repayment of the related party mezzanine note. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of future acquisitions of real estate assets.

A comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2020 and 2019 follows (all amounts in thousands) is set forth below. Hotel revenues for such properties for the three months ended March 31, 2020 decreased by 26% as compared to the three months ended March 31, 2019.

	Three months ended March,		Increase
	2020	2019	(Decrease)
Residence Inn Austin	$899	$1,282	$(383)
Springhill Suites Seattle	1,253	2,169	(916)
Homewood Suites Woodlands	579	754	(175)
Hyatt Place Germantown	637	825	(188)
Hyatt Place North Charleston	541	845	(304)
Hampton Inn Austin	877	1,219	(342)
Residence Inn Grapevine	1,471	1,708	(237)
Marriott Courtyard Lyndhurst	1,393	1,848	(455)
Hilton Garden Inn Austin	973	1,420	(447)
Hampton Inn Great Valley	642	772	(130)
Embassy Suites Nashville	2,338	3,189	(851)
Homewood Suites Austin	852	1,102	(250)
Townplace Suites Fort Worth	689	745	(56)
Hampton Inn Houston	546	578	(32)
	$13,690	$18,456	$(4,766)

Revenues for all hotel properties decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to decreased hotel occupancies primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Hotel Operating Expenses

Hotel operating expenses decreased to $11.2 million for the three months ended March 31, 2020 from $12.1 million for the three months ended March 31, 2019.  Such decrease was primarily due to decreased occupancies for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.8 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. Such increase was primarily due to the fact that we owned fifteen hotel properties as of March 31, 2020 compared to the fourteen hotel properties we owned during the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization increased to $3.8 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019. Such increase was primarily due to the fact that we owned fifteen hotel properties as of March 31, 2020 compared to the fourteen hotel properties we owned during the three months ended March 31, 2019.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.8 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019 due to an increase in asset management fees resulting from the fact that we owned fifteen hotel properties as of March 31, 2020 compared to the fourteen hotel properties we owned during the three months ended March 31, 2019. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3.0 million for the three months ended March 31, 2020 from $3.1 million for the three months ended March 31, 2019. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $37,000 for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized loss on change in fair value of investment in marketable securities increased to $3.8 million for the three months ended March 31, 2020 from $159,000 for the three months ended March 31, 2019. Such decrease was due to a decline in the value of our marketable securities.

Income Tax Expense (Benefit)

Our income tax expense decreased to $13,000 the three months ended March 31, 2020 from $50,000 for the three months ended March 31, 2019. Such decrease was due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended March 31, 2020.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. To the extent that our operating results continue to be adversely impacted by the effects of the COVID-19 pandemic, our liquidity and capital resources will be adversely impacted. Proceeds from our continuous public offering have historically supplied a significant portion of our available cash. However our public offering has been indefinitely suspended effective as of March 25, 2020 due to the impact of the COVID-19 pandemic on our hotel properties and we cannot predict when we will resume raising capital in our public offering, if at all. Our board of directors has also indefinitely suspended the payment of all distributions and the operation of our share repurchase program.

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

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically used to fund tenant improvements, leasing commissions and major capital expenditures. We also escrow funds for hotel property improvements. Our lenders also may require working capital reserves. Financing agreements that we enter into may also contain various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

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

Net Cash Used in Operating Activities

As of March 31, 2020, we owned interests in fifteen hotel properties and investments in marketable securities valued at $3.0 million. As of March 31, 2019, we owned interests in fourteen hotel properties and one note receivable from related party. Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $3.8 million and $2.0 million, respectively. The increase in cash used in operating activities for the three months ended March 31, 2020 was primarily due to the fact we had a net operating loss of $3.4 million for the three months ended March 31, 2020 compared to net operating income of $505,000 for the three months ended March 31, 2019.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $2.5 million and $8.0 million, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2020 was due to the fact that we had a smaller investment in marketable securities during the three months ended March 31, 2020 than during the three months ended March 31, 2019.

Net Cash (Used in) Provided Financing Activities

For the three months ended March 31, 2020, our cash flows from financing activities consisted primarily of proceeds from our public offering, net of offering costs, distributions paid to our stockholders and repayment of notes payable. Net cash (used in) provided by financing activities for the three months ended March 31, 2020 and 2019 was $(832,000) and $5.8 million, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2020 was primarily due to the fact that we raised gross offering proceeds of $10.2 million for the three months ended March 31, 2020 compared to $18.8 million in gross offering proceeds for the three months ended March 31, 2019.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2020, we had cash on hand, cash equivalents and restricted cash of $8.9 million.

Debt

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, and potentially for the acquisition of real estate-related securities. By operating on a leveraged basis, we expect that we will have more funds available for investments and will be able to make more investments than would otherwise be possible, which will potentially result in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property due to such decreased revenues, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of March 31, 2020, we were current in all payments under the mortgage loans secured by our hotel properties and not otherwise in default under the terms of any of such mortgage loans. However, as of the date of this quarterly report on Form 10-Q, we are not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As of the date of this quarterly report on Form 10-Q, no lenders have initiated foreclosure procedures with respect to any of our properties.

Note Payable to Related Party

On the April 29, 2019, the acquisition date of the Residence Inn Houston Medical Center, our operating partnership issued a promissory note payable to the seller of the Residence Inn Houston Medical Center property in the original principal amount of $22.6 million, or the note payable to related party. The note payable to related party bears interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. Any amounts payable under the note payable to related party which are not paid when due will bear interest at a past due rate equal to the lesser of the maximum rate permitted by applicable law and 18%. The entire outstanding principal balance of the note payable to related party, together with all accrued interest thereon and all other amounts payable under the note payable to related party, is due and payable in full on June 15, 2020. The note payable to related party provides for customary events of default, including failure by our operating partnership to pay when due any amounts payable under the terms of the note payable to related party. Upon any event of default by our operating partnership, seller may accelerate the maturity date of the note payable to related party and declare the entire unpaid principal balance of the note payable to related party and all accrued and unpaid interest thereon due and payable in full immediately and exercise any other rights available to it. The balance of the note payable to related party was $186,000 as of March 31, 2020.

Aggregate Indebtedness

As of March 31, 2020, our outstanding indebtedness totaled $240.8 million, which amount includes the outstanding balance of the note payable to related party and the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets”  for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2020 and December 31, 2019, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt”  to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt obligations(1)	$240,803	$3,492	$10,024	$110,645	$116,642
Interest payments on outstanding debt obligations(2)	54,213	8,518	21,974	18,452	5,269
Total	$295,016	$12,010	$31,998	$129,097	$121,911

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2019.

 Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 7, “Related Party Arrangements”  to the consolidated financial statements included in this Quarterly Report.

As of March 31, 2020, total organization and offering expenses for our initial public offering and follow-on offering were $20.9 million, comprised of $12.3 million of expenses incurred directly by us and $8.6 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2020, total organization and offering expenses for the follow-on offering were $2.5 million, comprised of $0 of expenses incurred directly by us and $2.5 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2020, we had $28,000 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2020, our total operating expenses were $6.5 million, which included $5.3 million in operating expenses incurred directly by us and $1.2 million in operating expenses incurred by our advisor on our behalf. Of that $6.5 million in total operating expenses incurred during four fiscal quarters ended March 31, 2020, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.2 million in operating expenses during four fiscal quarters ended March 31, 2020. As of March 31, 2020, we had $208,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2020.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2020 and 2019.

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

Inflation

As of March 31, 2020, our investments consisted of ownership interests in fifteen hotel properties and investments in marketable securities valued at $3.0 million. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on its fair value. As of March 31, 2020, we were not experiencing any material impact from inflation.

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

Distributions

Our board of directors previously authorized and declared a distribution to our stockholders that would be (1) calculated daily and reduced for class-specific expenses; (2) payable in cumulative amounts on or before the 15th day of each calendar month to stockholders of record as of the last day of the previous month; and (3) calculated at a rate of $1.7528 per share of our common stock per year, or approximately $0.00480 per share per day, before any class-specific expenses.

On March 24, 2020, our board unanimously approved the suspension of the payment of distributions to our stockholders, effective immediately, and the operation of the DRP, effective as of April 6, 2020. The payment of distributions and the DRP will each remain suspended until such time as our board of directors approves their resumption.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three months ended March 31, 2020 and 2019.

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,393	$5,797
First Quarter 2019	$3,517	$1,121	$4,638

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2020	2019
Net Loss	$(10,255)	$(2,790)
Adjustments:
Depreciation and amortization	3,839	3,174
Loss on sale of marketable securities	37	—
Funds from Operations	(6,379)	384
Adjustments:
Unrealized loss on change in fair value of investment in marketable securities	3,811	159
Amortization of debt issuance costs	169	327
Modified Funds from Operations	$(2,399)	$870

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, and reimburse certain expenses of, our advisor or its affiliates in connection with the services our advisor and its affiliates provide to us. See Note 7, “Related Party Arrangements,”  to the consolidated financial statements included in this Quarterly Report for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

COVID-19 Pandemic

As discussed elsewhere in this Quarterly Report, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties and overall financial condition.

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

As of March 31, 2020, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2020 and December 31, 2019, our notes payable consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2020	Principal as of December 31, 2019	Interest Rate at March 31, 2020	Maturity Date
Residence Inn Austin(1)	$16,234	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,979	44,165	4.380%	October 1, 2026
Homewood Suites Woodlands(1)	8,876	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,824	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,994	7,019	5.193%	August 1, 2023
Hampton Inn Austin(1)	10,442	10,493	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,055	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,827	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,556	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,947	5,979	4.700%	September 27, 2024
Hampton Inn Houston(1)	4,328	4,366	6.250%	April 28, 2023
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024
Total notes payable	240,803	241,896
Less unamortized debt issuance costs	(3,123)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,680	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of interest only were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

Credit Risk

We are also exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through March 31, 2020, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On March 24, 2020, our board of directors unanimously approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties. There can be no assurance when the payment of distributions will resume, if at all.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions has been and will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. On March 24, 2020, our board of directors approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties. There can be no assurance when the payment of distributions will resume, if at all.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of our common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of directors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. On March 24, 2020, our board of directors approved the suspension of our share repurchase program, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

You are limited in your ability to sell your shares of common stock pursuant to our share repurchase program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share repurchase program may provide you with a limited opportunity to have your shares of common stock repurchased by us at a price equal to or at a discount from the purchase price of the shares of our common stock being repurchased. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, shares may not be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently limit the number of shares to be repurchased to no more than the lesser of (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be purchased with the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors.

In addition, our board of directors reserves the right to amend, suspend or terminate our share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in our annual or quarterly reports, as publicly filed or furnished with the SEC, or (ii) in a separate mailing to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to an amendment, termination or suspension of our share repurchase program and you may not be able to sell any of your shares of common stock back to us pursuant to our share repurchase program. Moreover, if you do sell your shares of common stock back to us pursuant to our share repurchase program you may not receive the same price you paid for any shares of our common stock being repurchased.

We temporarily suspended our share repurchase program from March 24, 2017 to September 27, 2017 in connection with the mergers, and from January 1, 2018 to January 16, 2018,  in connection with amending our registration statement to provide that our advisor will pay all underwriting compensation with respect to the sale of shares of our common stock. On March 24, 2020, our board of directors again approved the suspension of our share repurchase program, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Internal Revenue Service has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

We urge you to consult with your own tax advisor with respect to the impact of the Tax Cuts and Jobs Act, legislation enacted to address the economic impact of the COVID-19 pandemic, and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Widespread outbreaks of contagious disease, such as the ongoing COVID-19 pandemic, can have a significant adverse effect on the hospitality industry. Such outbreaks increase the risk that we will be unable to satisfy our debt service obligations and the risk of the loss of properties due to foreclosure actions initiated by lenders. Due to the significant adverse effect that the COVID-19 pandemic has had on the operating results of our hotel properties, as of the date of this quarterly report on Form 10-Q we are not current with respect to the payments due under the mortgage loans secured by our hotel properties. We are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders, however there can be no assurance that we will be able to obtain such modifications on attractive terms, or at all.

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

As of March 31, 2020, we had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with our Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of March 31, 2020, we had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of March 31, 2020, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,505	Actual
Total expenses	$2,505

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.1 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of March 31, 2020, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $84.7 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of March 31, 2020, we used $166.2 million of the net proceeds from our initial public offering and follow-on offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of March 31, 2020, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

During the three months ended March 31, 2020, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	21,248.84	$22.23		(2)
February 2020	16,487.83	$25.00		(2)
March 2020	—	$—		(2)
	37,736.67

(1)

We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which redemption requests were received. The 37,736.67 shares requested to be redeemed were redeemed during the quarter ended March 31, 2020 at an average price of $23.44 per share.

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

 _______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 15, 2020	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)