Form 10-Q
period 2020-06-30
Moody National REIT II, Inc.
filed 2020-08-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, there were 13,630,429 shares of the registrant’s common stock issued and outstanding, consisting of 12,990,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Investments in hotel properties, net	$435,295	$441,025
Cash and cash equivalents	3,769	7,303
Restricted cash	6,070	8,645
Investment in marketable securities	2,476	5,936
Accounts receivable, net of allowance for doubtful accounts of $35 at June 30, 2020 and December 31, 2019	467	766
Prepaid expenses and other assets	3,824	3,141
Deferred franchise costs, net of accumulated amortization of $258 and $217 at June 30, 2020 and December 31, 2019, respectively	809	850
Total Assets	$452,710	$467,666

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,954 and $3,293 as of June 30, 2020 and December 31, 2019, respectively	$237,796	$238,603
Note payable to related party	—	2,894
Accounts payable and accrued expenses	11,717	10,106
Due to related parties, net	4,478	861
Dividends payable	70	2,038
Operating partnership distributions payable	—	47
Total Liabilities	254,061	254,549

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,630 and 13,251 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	136	133
Additional paid-in capital	305,428	296,928
Accumulated deficit	(110,704)	(88,258)
Total stockholders’ equity	194,860	208,803
Noncontrolling interests in Operating Partnership	3,788	4,313
Total Equity	198,648	213,116
TOTAL LIABILITIES AND EQUITY	$452,710	$467,666

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Room revenue	$6,048	$21,795	$20,229	$39,109
Other hotel revenue	418	1,279	1,480	2,421
Total hotel revenue	6,466	23,074	21,709	41,530
Interest and dividend income	3	124	7	453
Total revenue	6,469	23,198	21,716	41,983

Expenses
Hotel operating expenses	6,517	14,414	17,716	26,530
Property taxes, insurance and other	1,774	1,648	3,535	3,016
Depreciation and amortization	3,847	3,495	7,687	6,669
Acquisition expenses	—	2,212	—	2,212
Corporate general and administrative	1,483	1,508	3,289	3,130
Total expenses	13,621	23,277	32,227	41,557

Operating income (loss)	(7,152)	(79)	(10,511)	426

Other expenses (income)
Interest expense and amortization of debt issuance costs	3,003	3,233	6,038	6,319
Loss (gain) on sale of marketable securities	403	(9)	440	(9)
Unrealized loss (gain) on change in fair value of investment in marketable securities	(1,785)	(126)	2,027	33
Total other expenses	1,621	3,098	8,505	6,343

Loss before income taxes	(8,773)	(3,177)	(19,016)	(5,917)

Income tax expense	24	46	37	96

Net loss	(8,797)	(3,223)	(19,053)	(6,013)

Loss attributable to noncontrolling interests in Operating Partnership	199	85	435	163

Net loss attributable to common stockholders	$(8,598)	$(3,138)	$(18,618)	$(5,850)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.63)	$(0.27)	$(1.38)	$(0.52)
Dividends declared	$0.00	$0.44	$0.29	$0.87
Weighted average common shares outstanding	13,630	11,725	13,529	11,341

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2020
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2019	—	$—	13,251	$133	$296,928	$(88,258)	316	$4,313	$213,116
Issuance of common stock, net of offering costs	—	—	440	4	9,726	—	—	—	9,730
Redemption of common stock	—	—	(120)	(1)	(2,747)	—	—	—	(2,748)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	59	—	1,392	—	—	—	1,392
Stock-based compensation	—	—	—	—	129	—	—	—	129
Net loss	—	—	—	—	—	(18,618)	—	(435)	(19,053)
Dividends and distributions declared	—	—	—	—	—	(3,828)	—	(90)	(3,918)
Balance at June 30, 2020	—	$—	13,630	$136	$305,428	$(110,704)	316	$3,788	$198,648

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,053)	$(6,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,687	6,669
Amortization of debt issuance costs	339	600
Loss (gain) on sale of marketable securities	440	(9)
Unrealized loss on change in fair value of investment in marketable securities	2,027	33
Stock-based compensation	129	130
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	299	(576)
Prepaid expenses and other assets	(683)	(520)
Accounts payable and accrued expenses	1,611	113
Due from related parties	3,190	616
Net cash (used in) provided by operating activities	(4,014)	1,043

Cash flows from investing activities
Repayment of note receivable from related party	—	6,750
Investment in marketable securities	(961)	(7,377)
Proceeds from the sale of marketable securities	1,954	4,160
Improvements and additions to hotel properties	(1,915)	(3,950)
Acquisition of hotel property	—	(350)
Net cash used in investing activities	(922)	(767)

Cash flows from financing activities
Proceeds from issuance of common stock	10,259	33,097
Redemptions of common stock	(2,748)	(3,030)
Offering costs paid	(102)	(435)
Dividends paid	(4,404)	(7,375)
Operating partnership distributions paid	(138)	(276)
Repayment of notes payable	(1,146)	(15,227)
Repayment of notes payable to related party	(2,894)	(9,805)
Payment of debt issuance costs	—	(305)
Net cash used in financing activities	(1,173)	(3,356)

Net change in cash and cash equivalents and restricted cash	(6,109)	(3,080)
Cash and cash equivalents and restricted cash at beginning of period	15,948	19,194
Cash and cash equivalents and restricted cash at end of period	$9,839	$16,114

Supplemental Disclosure of Cash Flow Activity
Interest paid	$3,133	$5,723
Income tax paid	$—	$229
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase in accrued offering costs due to related party	$427	$276
Issuance of common stock from dividend reinvestment plan	$1,392	$2,349
Assumption of note payable in connection with acquisition of hotel property	$—	$29,100
Note payable to related party issued in connection with acquisition of hotel property	$—	$22,550
Dividends payable	$70	$1,834
Operating partnership distributions payable	$—	$46

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

1.            Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of June 30, 2020, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities valued at $2.5 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

On March 24, 2020, the Board approved the indefinite suspension of the sale of shares of the Company’s common stock in the Company’s follow-on offering due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. As of June 30, 2020, the Company had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. As of June 30, 2020, the Company had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

COVID-19 Pandemic

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

As of the date of this Quarterly Report, the Company had not ceased operations at any of its hotel properties. However, during the quarter ended June 30, 2020, the Company’s hotel properties experienced a significant decline in bookings and occupancy, resulting in a significant decrease in aggregate revenues generated by the properties as compared to the quarter ended June 30, 2019. If the decline in demand for rooms at the hotel properties continues, the Company may ultimately be required to close, or to give back to its respective lender, one or more hotel properties.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of June 30, 2020, Company was not current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and was engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” certain of the Company’s lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any loans or initiated foreclosure procedures with respect to any of the Company’s properties.

The COVID-19 pandemic is a continually evolving situation and considerable uncertainty surrounds its ultimate consequences. The ongoing effects of the COVID-19 pandemic on the Company's operations continue to have a material adverse impact on its financial results and liquidity, and such adverse impact may continue well beyond the effective containment or mitigation of the pandemic, including beyond the development and distribution of vaccines and additional therapeutic treatments. Since the extent to which the COVID-19 pandemic impacts the Company’s operations will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact, the Company cannot estimate the impact of the pandemic on its near- or longer-term financial or operational results with reasonable certainty.

8

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

As of June 30, 2020, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2020, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2020, the Company had $141,000 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2020.

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

Concentration of Risk

As of June 30, 2020, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2020 and 2019.

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

Investment in Marketable Securities

Investment in marketable securities of $2.5 million and $5.9 million at June 30, 2020 and December 31, 2019, respectively, consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended June 30, 2020 and 2019, unrealized gain on change in fair value of investment in marketable securities was $1.8 million and $126,000, respectively. For the six months ended June 30, 2020 and 2019, unrealized loss on change in fair value of investment in marketable securities was $2.0 million and $33,000, respectively. For the three months ended June 30, 2020 and 2019, realized (loss) gain on sale of marketable securities was $(403,000) and $9,000, respectively. For the six months ended June 30, 2020 and 2019, realized (loss) gain on sale of marketable securities was $(440,000) and $9,000, respectively.

Dividend income is recognized when earned. For the three months ended June 30, 2020 and 2019, dividend income of $3,000 and $59,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations. For the six months ended June 30, 2020 and 2019, dividend income of $7,000 and $188,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Impairment of Notes Receivable from Related Parties

The Company reviews the notes receivable from related parties for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts recorded as assets on the consolidated balance sheets. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. When a loan is impaired, the Company measures impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the consolidated balance sheets. The Company may also measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. If a loan is deemed to be impaired, the Company records a valuation allowance through a charge to earnings for any shortfall. The Company’s assessment of impairment is based on considerable judgment and estimates. The Company did not record a valuation allowance as of June 30, 2020 and December 31, 2019.

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $258,000 and $217,000 as of June 30, 2020 and December 31, 2019, respectively.

Expected future amortization of deferred franchise costs as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$42
2021	83
2022	82
2023	80
2024	77
Thereafter	445
Total	$809

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $4.4 million and $4.0 million as of June 30, 2020 and December 31, 2019, respectively. Expected future amortization of debt issuance costs as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,
2020	$340
2021	677
2022	677
2023	632
2024	440
Thereafter	188
Total	$2,954

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 2,500 and 7,500 shares as of June 30, 2020 and December 31, 2019, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

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

3.            Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of June 30, 2020 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,234
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	43,979
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,838
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,824
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,994
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,442
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,037
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,833
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,816
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,057
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,556
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,947
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,342
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$240,750

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of June 30, 2020.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at June 30, 2020 and December 31, 2019 (all amounts in thousands):

	June 30, 2020	December 31, 2019
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	59,987	58,072
Total cost	475,652	473,737
Accumulated depreciation	(40,357)	(32,712)
Investment in hotel properties, net	$435,295	$441,025

Acquisition of Residence Inn Houston Medical Center

On April 29, 2019 (“Closing Date”), Moody National Kirby-Houston Holding, LLC, a wholly-owned subsidiary of the OP (“Houston Holding”), acquired fee simple title to the Residence Inn Houston Medical Center (“Residence Inn Houston”) located in Houston, Texas from a related party for an aggregate purchase price, excluding acquisition costs, of $52.0 million, inclusive of (i) Houston Holding’s assumption as of the Closing Date of an existing mortgage loan from an institutional lender (“Lender”), secured by the Residence Inn Houston, with an outstanding balance as of the Closing Date of $28,180,000 (“Existing Loan”), and (ii) financing from the Seller in the amount of $22,550,000 (“Note Payable to Related Party”). See below for an additional discussion of the Existing Loan and the Note Payable to Related Party. In connection with the acquisition of the Residence Inn Houston, Advisor earned an aggregate acquisition fee of $2,002,000 (inclusive of a $1,222,000 contingent acquisition fee paid to reimburse Advisor for upfront selling commissions and dealer manager fees paid by Advisor) and a financing coordination fee of $290,000.

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

Note Payable to Related Party

On the Closing Date, the OP issued a promissory note payable to Seller in the original principal amount of approximately $22.6 million, evidencing the note payable to related party (the “Note Payable to Related Party”). The Note Payable to Related Party bore interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. On the Closing Date, the OP made a principal payment of $7.8 million, and beginning on May 15, 2019 and ending on October 15, 2019, the OP made monthly principal and interest payments of $2.0 million. The entire outstanding principal balance of the Note Payable to Related Party, together with all accrued interest thereon and all other amounts payable under the Note Payable to Related Party, was due and payable in full on December 15, 2019. The maturity date of the note payable to related party was extended to June 15, 2020, with all other terms and conditions remaining unchanged. The balance of the Note Payable to Related Party was paid in full as of June 30, 2020.

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

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the three months ended June 30, 2019 is presented as if the Company acquired the Residence Inn Houston on January 1, 2019. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2019, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Revenue	$23,942	$45,116
Net loss	(891)	(3,266)
Net loss attributable to common shareholders	(807)	(3,103)
Net loss per common share - basic and diluted	$(0.07)	$(0.52)

4.            Notes Receivable from Related Parties

As of June 30, 2020 and December 31, 2019, the amount of the note receivable from related party was $0.

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

Interest income from notes receivable from related parties was $0 and $64,000 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $264,000 for the six months ended June 30, 2020 and 2019, respectively. Interest receivable on notes receivable from related parties was $0 as of June 30, 2020 and December 31, 2019.

5.            Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2020, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2020 and December 31, 2019, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of June 30, 2020	Principal as of December 31, 2019	Interest Rate at June 30, 2020	Maturity Date	Loan Modifications
Residence Inn Austin(1)	$16,234	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,979	44,165	4.380%	October 1, 2026	Three months deferral of interest and principal payments from May to July, 2020. Three months interest only payments from August to October, 2020.
Homewood Suites Woodlands(1)	8,838	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,824	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,994	7,019	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments for six months from restricted cash.
Hampton Inn Austin(1)	10,442	10,493	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,037	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024	April 2020 payment was interest only. Two-month deferral of principal and interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,816	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,556	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,947	5,979	4.700%	September 27, 2024	April 2020 payment was interest only. Two-month deferral of principal and interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hampton Inn Houston(1)	4,342	4,366	5.250%	April 28, 2023	Six-month deferral of principal and interest payments for payments due March 28, 2020 through August 28, 2020.
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months form October 2020 to September 2021.
Total notes payable	240,750	241,896
Less unamortized debt issuance costs	(2,954)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,796	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of interest were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans.

Scheduled maturities of the Company’s notes payable as of June 30, 2020 are as follows (all amounts in thousands):

Years ending December 31,
2020	$2,207
2021	4,876
2022	5,111
2023	21,530
2024	89,767
Thereafter	117,259
Total	$240,750

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

Short-Term Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor of Green Bank, N.A. in the original principal amount of $16.0 million (the “Short-Term Loan”). The proceeds of the Short-Term Loan were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The Short-Term Loan bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and the Company and the OP were collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1.5 million and 50% of the Company’s consolidated net cash flow. The entire outstanding principle amount of the Short-Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short-Term Loan.

The estimated fair value of the Company’s notes payable as of June 30, 2020 and December 31, 2019, respectively, was $240.8 million and $241.9 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.             Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2020, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 55,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 8, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of June 30, 2020
Class A Shares	12,990
Class T Shares	481
Class I Shares	159
Total	13,630

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and six months ended June 30, 2020 and 2019 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Total	$7,375	$2,349	$9,724

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2020 and December 31, 2019 was $3.8 million and $4.3 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $199,000 and $85,000 for the three months ended June 30, 2020 and 2019, respectively, and was $435,000 and $163,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5%. of the gross proceeds of the Class A Shares sold in the primary offering. As of June 30, 2020, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of June 30, 2020, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2020, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2020, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2020, the Company had $141,000 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the three months ended June 30, 2020 and 2019, the Company incurred acquisition fees of $0 and $2.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred acquisition fees of $0 and $2.2 million, respectively.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and six months ended June 30, 2020 and 2019.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and six months ended June 30, 2020 and 2019.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2020 and 2019, the Company paid the Property Manager property management fees of $878,000 and $923,000, respectively, and accounting fees of $113,000 and $108,000. For the six months ended June 30, 2020 and 2019, the Company paid the Property Manager property management fees of $1.5 million and $1.7 million, respectively, and accounting fees of $225,000 and $213,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2020, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2020 and 2019, the Company incurred asset management fees of $1.2 million and $1.1 million, respectively, payable to Advisor, and for the six months ended June 30, 2020 and 2019, the Company incurred asset management fees of $2.4 million and $2.2 million, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of June 30, 2020, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2020, total operating expenses of the Company were $6.5 million, which included $5.3 million in operating expenses incurred directly by the Company and $1.2 million incurred by the Advisor on behalf of the Company. Of the $6.5 million in total operating expenses incurred during the four fiscal quarters ended June 30, 2020, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.2 million during the four fiscal quarters ended June 30, 2020. As of June 30, 2020, the Company had $239,000 due to the Advisor for operating expense reimbursement.

8.            Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2020, there were 1,945,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $64,000 and $65,000 for the three months ended June 30, 2020 and 2019, respectively, and $129,000 and $130,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 2,500 non-vested shares of $703 will be recognized during the third quarter of 2020.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2020 and year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2018	7,500	$23.19
Shares granted on August 5, 2019	10,000	$23.32
Shares vested	(10,000)	$23.22

Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares vested	(5,000)	$23.32
Balance of non-vested shares as of June 30, 2020	2,500	$23.32

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

10.          Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2020, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Property improvement plan	$158	$190
Real estate taxes	1,550	3,040
Insurance	63	235
Hotel furniture and fixtures	2,480	3,283
Debt service	1,262	939
Seasonality	542	888
Rent holdback	15	15
Immediate repairs	—	55
Total restricted cash	$6,070	$8,645

Franchise Agreements

As of June 30, 2020, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 2.5% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1.3 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2020, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of June 30, 2020 and December 31, 2019, net of a valuation allowance of $6.4 million and $3.3 million as of June 30, 2020 and December 31, 2019, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2020, the TRS had a net operating loss carry-forward of $26.8 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current expense	$24	$46	$37	$96
Deferred benefit	(1,096)	(358)	(3,104)	(826)
Valuation provision for deferred benefit	1,096	358	3,104	826
Total expense	$24	$46	$37	$96

Federal	$(1,096)	$(358)	$(3,104)	$(826)
Valuation provision for federal taxes	1,096	358	3,104	826
State	24	46	37	96
Total tax expense	$24	$46	$37	$96

On June 30, 2020, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

12.          Subsequent Events

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties and overall financial condition. See Note 1, “Organization.”

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;

●	the impact of the COVID-19 pandemic, and the measures taken in response to the pandemic, on the hospitality industry and our hotel properties;

●	our ability to effectively deploy the remaining proceeds previously raised in our currently suspended public offering;

●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital; and

●	changes in interest rates.

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

As discussed below, on March 24, 2020, our board of directors approved the indefinite suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. As of June 30, 2020, we had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (as defined below) and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. As of June 30, 2020, we had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering. As of June 30, 2020, $898.9 million in shares of our stock remained registered and unsold in our public offering. We cannot predict if, or when, we will be able to resume the sale of our common stock in a public offering.

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” served as our dealer manager for our public offerings and was responsible for the distribution of our common stock in our public offerings.

As of June 30, 2020, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) a portfolio of marketable securities valued at $2.5 million.

Our principle executive offices are located at 6363 Woodway Drive, Suite 110, Houston, Texas 77057, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since its discovery in December 2019, COVID-19 has spread from China to almost every other country, including the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency and the President has declared a national emergency in response to the pandemic. The pandemic has adversely impacted numerous industries, including hospitality and travel, is expected to have a continued adverse impact on economic and market conditions.

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel. A number of measures taken by governmental entities and employers intended to slow the transmission of COVID-19 have dramatically reduced business and leisure travel, and a result the demand for rooms at our hotel properties, including (i) restrictions on travel and public gatherings, quarantines and shelter-at-home orders, (ii) the postponement or cancellation of conventions, festivals, sporting events and other public events, (iii) the closure of amusement parks, museums, retail centers and other tourist attractions, and (iv) the closure of colleges and universities. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. As of the date of this Quarterly Report, we had not ceased operations at any of our hotel properties. However, during the quarter ended June 30, 2020, our hotel properties experienced a significant decline in bookings and occupancy, resulting in a significant decrease in revenues as compared to the quarter ended June 30, 2019. If the decline in demand for rooms at our hotel properties continues, we may ultimately be required to close, or to give back to its respective lender, one or more hotel properties.

29

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain of our lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this quarterly report on Form 10-Q, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties.

The COVID-19 pandemic is a continually evolving situation and considerable uncertainty surrounds its ultimate consequences. The ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the effective containment or mitigation of the pandemic, including beyond the development and distribution of vaccines and additional therapeutic treatments. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact, we cannot estimate the impact of the pandemic on our near- or longer-term financial or operational results with reasonable certainty.

On March 24, 2020, in response to the pandemic, our board of directors approved the indefinite suspension of (i) the sale of shares of our common stock in our continuous public offering, effective as of March 25, 2020, (ii) the payment of all distributions to our stockholders, effective immediately, (iii) the operation of our DRP, effective as of April 6, 2020, and (iv) the operation of our share repurchase program, effective as of April 6, 2020. Our board of directors based its determination to suspend the sale of shares of our common stock in our public offering, the payment of distributions and the operation of our DRP and share repurchase program on (i) the diminished demand for rooms across the hotel sector, which is expected to continue to adversely affect bookings and occupancy levels at our hotel properties, stemming from the social distancing, shelter-in-place, travel restriction and other policies implemented by governmental entities and employers to combat the COVID-19 pandemic, and (ii) our current and anticipated financial condition and capital needs. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our DRP and share repurchase program. However, it is impossible to predict if or when we will be able to take any or all of such actions or return to normal operations.

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

Offering Proceeds

Our ability to make investments depends upon the net proceeds raised in our public offerings and our ability to finance the acquisition of our investments. As discussed above, on March 24, 2020 our board of directors approved the indefinite suspension of the sale of shares of our common stock in our public offering, effective as of March 25, 2020. Our ability to continue to acquire target assets, satisfy our debt service obligations and pay other operating expenses will be adversely impacted until such time as we resume raising capital. If we are not able to resume raising capital, we will make fewer investments resulting in relatively less portfolio diversification and sources of income, and the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to resume raising capital, our fixed operating expenses as a percentage of gross income will be relatively higher than if we do not resume raising capital, which could affect our net income and results of operations. We cannot predict if or when we will be able to resume raising capital in a public offering or that we will identify other means of raising significant additional capital.

Results of Operations

We were formed on July 25, 2014. As of June 30, 2020, we owned (1) interests in fifteen hotel properties located in nine states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $2.5 million. As of June 30, 2019, we owned (1) interests in fifteen hotel properties located in nine states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $3.2 million. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of recovery from the effects of the COVID-19 pandemic.

Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019

Revenue

Total revenue decreased to $6.5 million for the three months ended June 30, 2020 from $23.2 million for the three months ended June 30, 2019. Hotel revenue decreased to $6.5 million for the three months ended June 30, 2020 from $23.1 million for the three months ended June 30, 2019 due to decreased hotel occupancies primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic. Interest and dividend income decreased to $3,000 for the three months ended June 30, 2020 from $124,000 for three months ended June 30, 2019 due to the repayment of the note receivable from related party during the second quarter of 2019.

A comparison of hotel revenues for the hotels owned continuously for the three months ended June 30, 2020 and 2019 follows (all amounts in thousands):

	Three months ended June 30,		Increase
	2020	2019	(Decrease)
Residence Inn Austin	$434	$1,353	$(919)
Springhill Suites Seattle	582	3,005	(2,423)
Homewood Suites Woodlands	297	785	(488)
Hyatt Place Germantown	456	1,016	(560)
Hyatt Place North Charleston	260	1,007	(747)
Hampton Inn Austin	190	1,233	(1,043)
Residence Inn Grapevine	549	1,761	(1,212)
Marriott Courtyard Lyndhurst	292	2,520	(2,228)
Hilton Garden Inn Austin	307	1,525	(1,218)
Hampton Inn Great Valley	241	1,077	(836)
Embassy Suites Nashville	561	3,988	(3,427)
Homewood Suites Austin	565	1,174	(609)
Townplace Suites Fort Worth	474	793	(319)
Hampton Inn Houston	146	583	(437)
	$5,354	$21,820	$(16,466)

Revenues for all hotel properties decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreased hotel occupancies primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Hotel Operating Expenses

Hotel operating expenses decreased to $6.5 million for the three months ended June 30, 2020 from $14.4 million for the three months ended June 30, 2019. Such decrease was primarily due to decreased occupancies for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.8 million for the three months ended June 30, 2020 from $1.6 million for the three months ended June 30, 2019. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties for the entire three months ended June 30, 2020 compared to owning fewer than fifteen hotel properties for the entire three months ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization increased to $3.8 million, for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties for the entire three months ended June 30, 2020 compared to owning fewer than fifteen hotel properties for the entire three months ended June 30, 2019.

Acquisition Expenses

Acquisition expenses decreased to $0 for the three months ended June 30, 2020 from $2.2 million for the three months ended June 30, 2019 due to the fact that we acquired no properties during the three months ended June 30, 2020 compared to the acquisition of the Residence Inn Houston Medical Center during the three months ended June 30, 2019.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $1.5 million for the three months ended June 30, 2020 and 2019. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3.0 million for the three months ended June 30, 2020 from $3.2 million for the three months ended June 30, 2019. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Gain (loss) on Sale of Marketable Securities

Loss on sale of marketable securities was $403,000 for the three months ended June 30, 2020 compared to a gain of $9,000 for the three months ended June 30, 2019.

Unrealized Gain on Change in Fair Value of Investment in Marketable Securities

Unrealized gain on change in fair value of investment in marketable securities increased to $1.8 million for the three months ended June 30, 2020 from $126,000 for the three months ended June 30, 2019. Such increase was due to an increase in the value of our marketable securities.

Income Tax Expense

Our income tax expense decreased to $24,000 for the three months ended June 30, 2020 from $46,000 for the three months ended June 30, 2019 due to a decrease in taxable income of the TRS for the three months ended June 30, 2020 from the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019

Revenue

Total revenue decreased to $21.7 million for the six months ended June 30, 2020 from $42.0 million for the six months ended June 30, 2019. Hotel revenue decreased to $21.7 million for the six months ended June 30, 2020 from $41.5 million for the six months ended June 30, 2019 due to decreased hotel occupancies primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic. Interest and dividend income decreased to $7,000 for the six months ended June 30, 2020 from $453,000 for six months ended June 30, 2019 due to the repayment of the note receivable from related party during the second quarter of 2019.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the six months ended June 30, 2020 and 2019 (all amounts in thousands):

	Six months ended June 30,		Increase
	2020	2019	(Decrease)
Residence Inn Austin	$1,333	$2,635	$(1,302)
Springhill Suites Seattle	1,835	5,174	(3,339)
Homewood Suites Woodlands	876	1,539	(663)
Hyatt Place Germantown	1,093	1,841	(748)
Hyatt Place North Charleston	801	1,851	(1,050)
Hampton Inn Austin	1,067	2,452	(1,385)
Residence Inn Grapevine	2,020	3,469	(1,449)
Marriott Courtyard Lyndhurst	1,685	4,368	(2,683)
Hilton Garden Inn Austin	1,280	2,945	(1,665)
Hampton Inn Great Valley	883	1,849	(966)
Embassy Suites Nashville	2,899	7,177	(4,278)
Homewood Suites Austin	1,417	2,277	(860)
Townplace Suites Fort Worth	1,163	1,537	(374)
Hampton Inn Houston	692	1,161	(469)
	$19,044	$40,275	$(21,231)

Revenues for all hotel properties decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decreased hotel occupancies primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Hotel Operating Expenses

Hotel operating expenses decreased to $17.7 million for the six months ended June 30, 2020 from $26.5 million for the six months ended June 30, 2019. Such decrease was primarily due to decreased occupancies for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily resulting from travel restrictions and other measures imposed in response to the COVID-19 pandemic.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $3.5 million for the six months ended June 30, 2020 from $3.0 million for the six months ended June 30, 2019. The increase in property taxes, insurance and other expenses was primarily due to the fact that we owned fifteen hotel properties for the entire six months ended June 30, 2020 compared to owning fewer than fifteen hotel properties for the entire six months ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization increased to $7.7 million for the six months ended June 30, 2020 from $6.7 million for the six months ended June 30, 2019. The increase in depreciation and amortization was primarily due to the fact that we owned fifteen hotel properties for the entire six months ended June 30, 2020 compared to owning fewer than fifteen hotel properties for the entire six months ended June 30, 2019.

Acquisition Expenses

Acquisition expenses decreased to $0 for the six months ended June 30, 2020 from $2.2 million for the six months ended June 30, 2019 due to the fact that we acquired no properties during the six months ended June 30, 2020 compared to the acquisition of the Residence Inn Houston Medical Center during the six months ended June 30, 2019.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3.3 million for the six months ended June 30, 2020 from $3.1 million for the six months ended June 30, 2019 due to an increase in asset management fees. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $6.0 million for the six months ended June 30, 2020 from $6.3 million for the six months ended June 30, 2019. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Gain (Loss) on Sale of Marketable Securities

Loss on sale of marketable securities was $440,000 for the six months ended June 30, 2020 compared to a gain of $9,000 for the six months ended June 30, 2019.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized loss on change in fair value of investment in marketable securities increased to $2.0 million for the six months ended June 30, 2020 from $33,000 for the six months ended June 30, 2019. Such decrease was due to a decrease in the value of our marketable securities.

Income Tax Expense

Our income tax expense decreased to $37,000 for the six months ended June 30, 2020 from $96,000 for the six months ended June 30, 2019 due to a decrease in taxable income of our TRS for the six months ended June 30, 2020 from the six months ended June 30, 2019.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. To the extent that our operating results continue to be adversely impacted by the effects of the COVID-19 pandemic, our liquidity and capital resources will be adversely impacted. Proceeds from our continuous public offering have historically supplied a significant portion of our available cash. However, our public offering has been indefinitely suspended effective as of March 25, 2020 due to the impact of the COVID-19 pandemic on our hotel properties and we cannot predict if or when we will be able to resume raising capital pursuant to a public offering of our securities. Our board of directors has also indefinitely suspended the payment of all distributions and the operation of our share repurchase program.

If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our board, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We may, but are not required to, establish working capital reserves out of cash flow generated by our real estate assets or out of proceeds from the sale of our real estate assets. We do not anticipate establishing a general working capital reserve; however, we may establish working capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically used to fund tenant improvements, leasing commissions and major capital expenditures. We also escrow funds for property improvements. Our lenders also may require working capital reserves. Financing agreements that we enter into may also contain various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

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

Net Cash (Used in) Provided by Operating Activities

As of June 30, 2020, we owned interests in fifteen hotel properties and an investment in marketable securities of approximately $2.5 million. As of June 30, 2019, we owned interests in fifteen hotel properties and an investment in marketable securities of approximately $3.2 million. Net cash (used in) provided by operating activities for the six months ended June 30, 2020 and 2019 was $(4.0) million and $1.0 million respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2020 was primarily due to the fact we had a net operating loss of $19.1 million for the six months ended June 30, 2020 compared to a net operating loss of $6.0 million for the six months ended June 30, 2019.

Net Cash Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we invest the remaining net offering proceeds from our public offering towards acquisitions of real estate and real-estate related investments. Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $922,000 and $767,000, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2020 was due to a reduction in investment in marketable securities, proceeds from the sale of marketable securities and improvements and additions to hotel properties for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net Cash Used in Financing Activities

For the six months ended June 30, 2020, our cash flows from financing activities consisted primarily of proceeds from our public offering, net of offering costs, distributions paid to our stockholders, and repayment of debt. Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $1.2 million and $3.4 million, respectively. The decrease in cash used in financing activities for the six months ended June 30, 2020 was primarily due to the fact that we raised gross offering proceeds of $10.3 million for the six months ended June 30, 2020 compared to $33.1 million in gross offering proceeds for the six months ended June 30, 2019, and the fact that repayment of notes payable was $1.1 million for the six months ended June 30, 2020 compared to $15.2 million for the six months ended June 30, 2019.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2020, we had cash on hand, cash equivalents and restricted cash of $9.8 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property due to such decreased revenues, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we were not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain of our lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties.

Note Payable to Related Party

On the April 29, 2019, the acquisition date of the Residence Inn Houston Medical Center, our operating partnership issued a promissory note payable to the seller of the Residence Inn Houston Medical Center property in the original principal amount of $22.6 million, or the note payable to related party. The note payable to related party bore interest at a rate per annum equal to the lesser of the maximum rate permitted by applicable law and 3%. The maturity date of the note payable to related party was extended to June 15, 2020, with all other terms and conditions remaining unchanged. The entire outstanding principal balance of the note payable to related party, together with all accrued interest thereon and all other amounts payable under the note payable to related party, was paid in full during the six months ended June 30, 2020.

Aggregate Indebtedness

As of June 30, 2020, our outstanding indebtedness totaled $240.8 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2020 and December 31, 2019, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2020	2020-2021	2022-2023	Thereafter
Long-term debt obligations(1)	$240,750	$2,207	$9,988	$111,296	$117,259
Interest payments on outstanding debt obligations(2)	51,523	5,662	22,010	18,551	5,300
Total	$292,273	$7,869	$31,998	$129,847	$122,559

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2020.

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

As of June 30, 2020, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2020, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2020, we had $141,000 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2020, our total operating expenses were $6.5 million, which included $5.3 million in operating expenses incurred directly by us and $1.2 million in operating expenses incurred by our advisor on our behalf. Of that $6.5 million in total operating expenses incurred during four fiscal quarters ended June 30, 2020, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.2 million in operating expenses during four fiscal quarters ended June 30, 2020. As of June 30, 2020, we had $239,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2020.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2020 and 2019.

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

Inflation

As of June 30, 2020, our investments consisted of ownership interests in fifteen hotel properties and investments in marketable securities valued at $2.5 million. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. The note receivable from a related party bears interest at a fixed rate of interest and inflation could, therefore, have an impact on its fair value. As of June 30, 2020, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2020 and 2019 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Total	$7,375	$2,349	$9,724

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(8,797)	$(3,223)	$(19,053)	$(6,013)
Adjustments:
Depreciation of real estate	3,847	3,495	7,687	6,669
Loss (gain) on sale of marketable securities	403	(9)	440	(9)
Funds from Operations	(4,547)	263	(10,926)	647
Adjustments:
Acquisition expenses	—	2,212	—	2,212
Unrealized loss (gain) on change in fair value of investment in marketable securities	(1,785)	(126)	2,027	33
Amortization of debt issuance costs	169	273	339	600
Modified Funds from Operations	$(6,163)	$2,622	$(8,560)	$3,492

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2020, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2020 and December 31, 2019, our notes payable consisted of the following ($ amounts in thousands):

Loan	Principal as of June 30, 2020	Principal as of December 31, 2019	Interest Rate at June 30, 2020	Maturity Date	Loan Modifications
Residence Inn Austin(1)	$16,234	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,979	44,165	4.380%	October 1, 2026	Three months deferral of interest and principal payments from May to July, 2020. Three months interest only payments from August to October, 2020.
Homewood Suites Woodlands(1)	8,838	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,824	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,994	7,019	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments for six months from restricted cash.
Hampton Inn Austin(1)	10,442	10,493	5.426%	January 6, 2024
Residence Inn Grapevine(1)	12,037	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024	April 2020 payment was interest only. Two-month deferral of principal and interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,816	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025
Homewood Suites Austin(1)	10,556	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,947	5,979	4.700%	September 27, 2024	April 2020 payment was interest only. Two-month deferral of principal and interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hampton Inn Houston(1)	4,342	4,366	5.250%	April 28, 2023	Six-month deferral of principal and interest payments for payments due March 28, 2020 through August 28, 2020.
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months form October 2020 to September 2021.
Total notes payable	240,750	241,896
Less unamortized debt issuance costs	(2,954)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,796	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.
(2)	Monthly payments of interest were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since its discovery in December 2019, COVID-19 has spread from China to almost every other country, including the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency and the President has declared a national emergency in response to the pandemic. The pandemic has adversely impacted numerous industries, including hospitality and travel, is expected to have a continued adverse impact on economic and market conditions.

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel. A number of measures taken by governmental entities and employers intended to slow the transmission of COVID-19 have dramatically reduced business and leisure travel, and a result the demand for rooms at our hotel properties, including (i) restrictions on travel and public gatherings, quarantines and shelter-at-home orders, (ii) the postponement or cancellation of conventions, festivals, sporting events and other public events, (iii) the closure of amusement parks, museums, retail centers and other tourist attractions, and (iv) the closure of colleges and universities. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. If the decline in demand for rooms at our hotel properties continues, we may ultimately be required to close, or give back to lenders, one or more hotel properties. Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies.

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

The COVID-19 pandemic is a continually evolving situation and considerable uncertainty surrounds its ultimate consequences. The ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the effective containment or mitigation of the pandemic, including beyond the development and distribution of vaccines and additional therapeutic treatments. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, including the severity and duration of the pandemic, the cities and geographic regions most severely impacted by the pandemic, and the extent and effectiveness of the measures taken on an international, national and local level to mitigate the pandemic’s impact, we cannot estimate the impact of the pandemic on our near- or longer-term financial or operational results with reasonable certainty.

On March 24, 2020, in response to the pandemic’s adverse effect on our financial condition and operating results, our board of directors approved the indefinite suspension of the sale of shares of our common stock in our public offering, the payment of distributions to our stockholders, and the operation of our DRP and share repurchase program. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our DRP and share repurchase program. However, it is impossible to predict if or when we will be able to take any or all of such actions or return to normal operations.

46

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through June 30, 2020, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

Our cash distributions have been indefinitely suspended. To the extent paid in the future, our distributions will not be guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

On March 24, 2020, our board of directors approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties. There can be no assurance when the payment of distributions will resume, if at all. To the extent the payment of distributions is resumed, the amount and timing of distributions will be determined by our board of directors and will typically depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of our common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and our charter does not require that we list our shares on any public securities market or consummate any other transaction to provide liquidity to stockholders on any date certain or at all. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of directors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. On March 24, 2020, our board of directors approved the suspension of our share repurchase program, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties.

You are limited in your ability to sell your shares of common stock pursuant to our share repurchase program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share repurchase program, when operational, may provide you with a limited opportunity to have your shares of common stock repurchased by us at a price equal to or at a discount from the purchase price of the shares of our common stock being repurchased. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, shares may not be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently limit the number of shares to be repurchased to no more than the lesser of (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) the number of shares of our common stock that could be purchased with the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for share repurchase by our board of directors.

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

As of June 30, 2020, we had accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. As of June 30, 2020, we had accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of June 30, 2020, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

Type of Expense	Amount	Estimated/ Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,720	Actual
Total expenses	$2,720

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.1 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of June 30, 2020, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the remaining proceeds from our initial public offering and our follow-on offering to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of June 30, 2020, we used $166.4 million of the net proceeds from our initial public offering and follow-on offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of June 30, 2020, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

Our share redemption program was indefinitely suspended effective as of April 6, 2020. Accordingly, during the three months ended June 30, 2020, we fulfilled no redemption requests and redeemed no shares of our common stock pursuant to our share redemption program.

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

MOODY NATIONAL REIT II, INC.

Date: August 14, 2020	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Robert W. Engel
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