Form 10-K
period 2020-12-31
Moody National REIT II, Inc.
filed 2021-03-31
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

. For the Transition Period from to .

Commission file number 000-55778

MOODY NATIONAL REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1436295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6363 Woodway Drive, Suite 110
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 977-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. There were 12,029,983 shares of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2021, there were 13,630,429 shares of the registrant’s common stock issued and outstanding, consisting of 12,990,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

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

The most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including new variants thereof, on our business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy, acceptance and availability of such vaccines, the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the reduction or reversal of containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. Moreover, many of the risks identified under “Item 1A. Risk Factors” of this Annual Report should be interpreted as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

In addition to COVID-19, other factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

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

i

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Item 1A. Risk Factors” of this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

Risks Related to Our Organizational Structure

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties.

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We cannot guarantee that we will make distributions. We may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We suspended the payment of distributions in March 2020 and have not resumed distribution payments.

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on our estimated net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock.

●	NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

Risks Related to Investments in Real Estate

●	The COVID-19 pandemic has, and is expected to continue to, adversely affect our financial condition and operating results.

●	Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector may leave our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay distributions.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our investment and operational policies without stockholder consent.

Risks Related to Investments in Real Estate-Related Securities

●	We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market.

●	We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility.

Risks Related to Debt Financing

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

Risks Related to Conflicts of Interest and Our Relationship with our Advisor

●	We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	The fees we pay to our advisor in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

●	We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Risks Related to our REIT Status and Certain Other Tax Items

●	If we fail to qualify as a real estate investment trust (“REIT”), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities.

●	Compliance with the REIT requirements may force us to liquidate otherwise attractive investments.

●	If the leases of our hotel properties to taxable REIT subsidiary lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

●	Compliance with the REIT requirements may force us to liquidate otherwise attractive investments.

●	We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

●	Our board of directors is authorized to revoke our REIT election without stockholder approval.

PART I

ITEM 1.	Business

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

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100 million in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, we reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares and Class T Shares as our “shares.” On July 19, 2018, we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP.

Our follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020. We accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on offering, excluding shares issued in connection with the Mergers (as defined below) and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of December 31, 2020, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) a portfolio of marketable securities valued at approximately $2.0 million.

Our principal executive offices are located at 9655 Katy Freeway, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since its discovery in December 2020, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, including at the federal, state and local level in the United States, have instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown. The National Bureau of Economic Research declared that the United States has been in a recession since February 2020.

COVID-19 has dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in bookings, occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects.

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. We are not currently raising capital through the sale of our securities and we do not intend to begin to do so in the near term. We also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our share repurchase program. Specifically, our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions or return to normal operations.

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows or when, if at all, we will be able to resume pre-COVID-19 levels of operations. See “COVID-19” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of operations, appearing elsewhere in this Annual Report, for more information regarding the effects of COVID-19 our responses thereto.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.” of our Annual Report on Form 10-K, as filed with the SEC on March 30, 2020, and the notes to the consolidated financial statements included in this Annual Report.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Investment Strategy

The following discussion reflects our historical investment strategy. Although we expect to continue to approach our investments similarly over the long term, the significant adverse impact of the COVID-19 pandemic on our financial condition and results of operations, and the hotel sector as a whole, has limited, and may continue to limit, our ability to effectively implement our investment strategy and acquire additional properties. At this time, we cannot predict when we will be able to resume pre-COVID-19 levels of operations.

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

Investment Portfolio

As of December 31, 2020, our portfolio included (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investments in marketable securities valued at approximately $2.0 million.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2020 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,169
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	43,856
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,759
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,755
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,873
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,359
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,016
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,833
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,804
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,057
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,541
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,915
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,342
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$240,130

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2020.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt,” in the consolidated financial statements included in this Annual Report.

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt,” in the consolidated financial statements included in this Annual Report.

(5)	Property acquired on September 27, 2017 as a result of the Mergers.

Securities Portfolio

As of December 31, 2020, we had investments in marketable securities valued at approximately $2.0 million in real estate-related securities. Our securities portfolio consists primarily of the common stock of publicly-traded REITs.

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

Consistent with the leverage policy adopted by our board, our debt financing will be approximately 55% to 60% of the aggregate costs of our investments before non-cash reserves and depreciation, although our debt financing could be as high as 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our board may from time to time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our actual leverage may be higher or lower than our target leverage depending on a number of factors, including the availability of attractive investment and disposition opportunities, inflows and outflows of capital and increases and decreases in the value of our portfolio.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2020, our total outstanding indebtedness totalled $240.1 million. This amount did not exceed 300% of the value of our net assets.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we were not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in ongoing discussions regarding modification of the terms of such mortgage loans with the lenders. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. See Note 5, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.

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

Competitive Market Factors

The hotel industry is highly competitive. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. We have purchased, and intend to purchase, hotels in developed areas that include other hotels and compete for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room (RevPAR) of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotel properties. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions. Due to the effects of COVID-19, these typical seasonal patterns did not have as significant of an impact on the overall fluctuations in occupancy rates and hotel revenues during 2020.

Human Capital

We have no employees. Our executive officers serve as officers of our advisor and are employed by an affiliate of our advisor. Employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationship and Related Transactions—The Advisor.”

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our advisor and its affiliates. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest.”

Insurance

We maintain insurance coverage for general liability, property, business interruption and other risks with respect to our hotel properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties in similar locations. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

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

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements Our current stockholders may be referred to as “you” or “your” in this Item 1A. References to “shares” and “our common stock” refer to the shares of our common stock.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for our stockholders to sell their shares of our common stock and, if stockholders are able to sell their shares, they are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that a stockholder may sell back to us each quarter. Our board of directors may amend, suspend or terminate our share repurchase program upon 10 days’ prior notice to our stockholders. On March 24, 2020, in response to the COVID-19 pandemic, our board of directors approved the indefinite suspension of our share repurchase program, effective as of April 6, 2020. The ongoing effects of the COVID-19 pandemic may materially delay or prevent our ability to resume the operation of our share repurchase program. There is no way to predict when, if at all, our board of directors will determine to resume the repurchase of shares of our common stock pursuant to our share repurchase program. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We have held our current investments for only a short period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

As of December 31, 2020, we held 15 hotel properties and had investment in marketable securities valued at approximately $2.0 million. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within three to six years after the completion of our primary offering; however, the timing of any such event will significantly depend upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date and our share repurchase program is indefinitely suspended, stockholders should only view our shares as a long-term investment and should be prepared to hold them for an indefinite period of time.

We pay certain fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length, may be higher than fees payable to unaffiliated third parties and reduce cash available for investment.

We have, and in the future expect to continue to, pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length and may be higher than fees payable to unaffiliated third parties. In addition, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

Our share repurchase program has been indefinitely suspended. If we resume the repurchase of shares of our common stock pursuant to our share repurchase program, stockholders will be limited in their ability to sell their shares of common stock pursuant to our share repurchase program.

On March 24, 2020, in response to the COVID-19 pandemic, our board of directors approved the indefinite suspension of our share repurchase program, effective as of April 6, 2020. The ongoing effects of the COVID-19 pandemic may materially delay or prevent our ability to resume the operation of our share repurchase program. There is no way to predict when, if at all, our board of directors will determine to resume the repurchase of shares of our common stock pursuant to our share repurchase program.

If our board of directors elects to resume the repurchase of shares of our common stock pursuant to our share repurchase program, it may provide you with a limited opportunity to have your shares repurchased by us, subject to certain restrictions and limitations. If reinstated, our share repurchase program will contain certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. In addition, our board of directors will reserve the right to amend, suspend or terminate our share repurchase program at any time upon 10 days’ prior written notice to our stockholders, which notice may be provided by including such information (i) in a current report on Form 8-K or in our annual or quarterly reports, as publicly filed or furnished with the SEC, or (ii) in a separate mailing to our stockholders. Therefore, even if our share repurchase program is reinstated, you may not have the opportunity to make a repurchase request prior to an amendment, termination or suspension of our share repurchase program and you may not be able to sell any of your shares of common stock back to us pursuant to our share repurchase program. Moreover, if you do sell your shares of common stock back to us pursuant to our share repurchase program you may not receive the same price you paid for any shares of our common stock being repurchased.

Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

Our board of directors has historically determined an estimated NAV per share of each class of our common stock as of December 31st of each year. On March 24, 2020, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2019 of $23.50. Our board of directors expected to determine a new NAV per share for each class of our common stock as of December 31, 2020, however due to the unprecedented effects of the ongoing COVID-19 pandemic on our financial condition and the hospitality sector as a whole, our board was unable to determine an estimated NAV per share as of December 31,, 2020 in accordance with our historical practice. As a result of the continuing effects of the COVID-19 pandemic, including extreme volatility and lack of liquidity in the commercial real estate market which makes accurate property values difficult to discern, as of the date of this Annual Report our board of directors remains unable to determine an updated estimated NAV per share. We cannot provide any assurance as to when our board of directors will be able to determine an estimated NAV per share, however our board intend to do so when circumstances permit. For information regarding our estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

The objective of our board of directors in determining an estimated NAV per share is to arrive at a value, based on the most recent data available, that it believes is reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors will not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share are based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets will be valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. Any estimated NAV per share determined by our board is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, any estimated NAV per share is calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2019 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our estimated NAV per share, including the components used in calculating our NAV per share, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. Stockholders should not view our NAV per share as a measure of our historical or future financial condition or performance. The components and methodology we may use in calculating our NAV per share may differ from those used by other companies now or in the future.

We infrequently calculate our estimated NAV per share and therefore stockholders may not be able to determine the net asset value of their shares on an ongoing basis.

Historically, we have determined an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year and disclosed that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. Due to the unprecedented effects of the ongoing COVID-19 pandemic on our financial condition and the hospitality sector as a whole, our board of directors was unable to determine an estimated NAV per share as of December 31, 2020 in accordance with our historical practice. We cannot provide any assurance as to when our board of directors will be able to determine an estimated NAV per share, however our board intends to do so when circumstances permit. We do not intend to calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the “Contingent Advisor Payment,” as described in Note 7, “Related Party Arrangements,” would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, will be no more frequently than annually.

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

On March 24, 2020, our board of directors approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic. The ongoing effects of the COVID-19 pandemic may materially delay our ability to resume the payment of distributions and there can be no assurance when the payment of distributions will resume, if at all. To the extent the payment of distributions is resumed, the amount and timing of distributions will be determined by our board of directors and will typically depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through March 2020, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. We have not established a limit on the amount of sources other than cash flow from operations which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of the shares of our common stock may be reduced, including upon a listing of our common stock, the sale of our assets or any other liquidity event should such event occur. To the extent that we continue to fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.

We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the year ended December 31, 2020, we had a net loss of $36.4 million and for the year ended December 31, 2019, we had a net loss of $12.9 million. We incurred a net loss attributable to common stockholders of $35.6 million for year ended December 31, 2020 and $12.6 million for the year ended December 31, 2019. Our accumulated deficit was $127.7 million as of December 31, 2020 and $88.3 million as of December 31, 2019. We may incur net losses in the future and may continue to have an accumulated deficit.

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

Our failure, or our advisor’s or sponsor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to resume distributions to our stockholders and could cause a stockholder to lose all or a portion of his or her investment in our shares.

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

We have historically used the proceeds from our public offering for investments in hospitality assets and for payment of operating expenses, various fees and other expenses. Our public offering has been terminated and we do not expect to commence raising additional capital from the sale of our securities in the near term. As a result, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our properties. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, that capital may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to resume making distributions may be adversely affected.

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

We assumed the liabilities of Moody I in connection with the Mergers. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

Our future results will suffer if we do not effectively integrate and manage our expanded operations following the Mergers.

We expanded our operations significantly in connection with the Mergers and may continue to expand our operations through additional acquisitions and other transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage expansion opportunities, which may pose substantial challenges to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits.

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

In addition, Moody LPOP II, as the holder of the special limited partnership interests in our operating partnership, will be entitled to receive distributions from our operating partnership equal to 15.0% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% (or 8.0% in the case of former limited partners of Moody I OP) cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interests will be redeemed by our operating partnership upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement (other than for cause), in each case for an amount that the holder of the special limited partnership interests would have been entitled to receive, as described above, if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption. The payment of any of the foregoing amounts would reduce the overall return to our stockholders.

We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2020, we had issued 55,000 shares of restricted stock to our independent directors pursuant to that plan.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that neither we, nor our operating partnership nor the subsidiaries of our operating partnership are investment companies under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to resume paying distributions to our stockholders.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time.

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

We depend upon the performance of our advisor in the acquisition, disposition and management of real estate assets and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Brett C. Moody and Robert W. Engel, each of whom would be difficult to replace. We currently do not have key man life insurance on any of these key personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

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

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

The COVID-19 pandemic has, and is expected to continue to, adversely affect our financial condition and operating results.

Since its discovery in December 2020, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency in response to COVID-19. Many governments, including at the federal, state and local level in the United States, have instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown. The National Bureau of Economic Research declared that the United States has been in a recession since February 2020.

COVID-19 has dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects. If we suspend operations at a hotel property, we cannot give any assurance as to when operations at the property will be resumed at a full or reduced level.

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

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP) effective as of March 2020. We are not currently raising capital through the sale of our securities and we do not intend to begin to do so in the near term. We have also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our share repurchase program. However, it is impossible to predict if or when we will be able to take any or all of such actions or return to normal operations.

Although all facets of our business have been or could in the future be impacted by COVID-19, we currently believe the following impacts to be among the most important to us:

●	continued decreased demand for rooms at our hotel properties, resulting in properties not generating revenue sufficient to meet operating expenses, which may adversely affect the value of our hotel properties;

●	the further scaling back and delay of our planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

●	a material adverse effect on our ability to consummate acquisitions and dispositions of hotel properties;

●	continued suspension of the payment of distributions or a change in the amount or frequency of distributions if and when we resume paying distributions;

●	increased indebtedness and sustained or further decreases in operating results, which could increase our risk of default under our loan agreements or other long-term contracts;

●	our inability to maintain compliance with certain covenants in our loan agreements and the need to seek amendments to such agreements in the future, which could require us to make concessions, such as increased interest rates;

●	disruptions in our supply chains, which may increase costs for essential capital improvements;

●	declines in regional and local economies, reducing travel to and from the localities;

●	increased risk relating to the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent its management or personnel are impacted by the pandemic and are not available or allowed to conduct work;

●	disruptions as a result of employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

●	difficulty accessing debt and equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities.

Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy, acceptance and availability of such vaccines, the duration of associated immunity and efficacy of vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows or when, if at all, we will be able to resume pre-COVID-19 levels of operations.

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

Our hotel properties are subject to the risks inherent to the hotel industry. These risks, which may adversely affect the occupancy of our hotels properties, the rates that can be charged for rooms at our hotel properties, the operating expenses of our hotel properties and the revenues generated by our hotel properties, include:

●	changes in general economic conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the United States or global economy;

●	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

●	events or conditions beyond our control that negatively shape public perception of business and leisure travel, make travel more difficult or prevent travel altogether or result in temporary closures or other disruption at hotel properties, including natural disasters, extreme weather conditions, acts of terrorism, war and outbreaks of contagious disease such the ongoing global pandemic of the novel coronavirus that causes the disease known as COVID-19;

●	cyber-attacks;

●	climate change or availability of natural resources;

●	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for hotels generally as a result of certain labor tactics; and

●	other changes in the overall demand for hotel rooms, including increases in supply of hotel rooms that exceed increases in demand, changes in the desirability of particular locations or changes to the travel patterns of customers.

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

Widespread outbreaks of contagious disease, such as the ongoing COVID-19 pandemic, can have a significant adverse effect on the hospitality industry. Such outbreaks increase the risk that we will be unable to satisfy our debt service obligations and the risk of the loss of properties due to foreclosure actions initiated by lenders. Due to the significant adverse effect that the COVID-19 pandemic has had on the operating results of our hotel properties, as of the date of this Annual Report we are not current with respect to the payments due under the mortgage loans secured by our hotel properties. We are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders, however there can be no assurance that we will be able to obtain such modifications on attractive terms, or at all.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability and reduce our operating flexibility.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act resulted in fundamental changes to the Code with many of the changes applicable to individuals applying only through December 31, 2025. Among the numerous changes included in the Tax Cuts and Jobs Act is a deduction of up to 20% of qualified REIT dividends for non-corporate U.S. taxpayers for taxable years beginning on or after January 1, 2018 through 2025. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act or the COVID-19 pandemic, are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure stockholders that the Tax Cuts and Jobs Act, the CARES Act or any such other changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2020, we owned fifteen hotel properties located in six states with a total of 2,123 rooms. For more information on our hotel properties see Part I, Item 1, “Business—Investment Portfolio.”

Our principal executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 6, 2021, there were 13,630,429 shares of our common stock issued and outstanding, consisting of 12,990,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market and there is no established public trading market for our common stock. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend, but are not required, to complete a transaction providing liquidity for our stockholders within three to six years from the termination of our initial public offering. Our charter does not require our board to pursue a liquidity event at any particular time, or at all. However, we expect that our board will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company, or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

Estimated Net Asset Value per Share

Our board of directors has historically determined an estimated NAV per share of each class of our common stock as of December 31st of each year. On March 24, 2020, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2019 of $23.50. Our board of directors expected to determine a new NAV per share for each class of our common stock as of December 31, 2020, however due to the unprecedented effects of the ongoing COVID-19 pandemic on our financial condition and the hospitality sector as a whole, our board was unable to determine an estimated NAV per share as of December 31, 2020 in accordance with our historical practice. As a result of the continuing effects of the COVID-19 pandemic, including extreme volatility and lack of liquidity in the commercial real estate market which makes accurate property values difficult to discern, as of the date of this Annual Report our board of directors remains unable to determine an updated estimated NAV per share. We cannot provide any assurance as to when our board of directors will be able to determine an estimated NAV per share, however our board intends to do so when circumstances permit.

For information regarding our estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

Sales of Unregistered Securities

Pursuant to our independent directors compensation plan, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. On November 12, 2020, each of John P. Thompson and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. All shares of common stock issued pursuant to the independent directors compensation plan are Class A Shares. For more information on our independent directors compensation plan, see Part III, Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On January 20, 2015, our Registration Statement on Form S-11 (File No. 333-198305) registering our offering of up to $1.1 billion in shares of our common stock was declared effective and we commenced our initial public offering. In our initial public offering we offered up to $1.0 billion in shares of any class of our common stock to the public in our primary offering and up to $100 million of shares of any class of our common stock to our stockholders pursuant to the DRP. Our initial public offering terminated on July 19, 2018.

On July 19, 2018, our Registration Statement on Form S-11 (File No. 333-222610) registering our follow-on public offering of up to $990 million in any combination of the three classes of our common stock was declared effective and we commenced our follow-on public offering. In our follow-on public offering we offered up $895 million in shares of any class of our common stock to the public and up to $95 million in shares of any class of our common stock to our stockholders pursuant to the DRP. Our follow-on public offering (including pursuant to the DRP) was terminated effective as of March 25, 2020.

We accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on public offering, excluding shares issued in connection with the Mergers and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 6.1 million shares in the initial public offering, excluding shares issued in connection with the Mergers and including 215,000 shares pursuant to the DRP, resulting in gross offering proceeds of $147.4 million for the initial public offering. We accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on public offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of December 31, 2020, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

Type of Expense	Amount	Estimated/Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,720	Actual
Total expenses	$2,720

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.1 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of December 31, 2020, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from the sale and refinancing of our hotel properties to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2020, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of December 31, 2020, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

Share Repurchase Program

In response to the COVID-19 pandemic, our board of directors indefinitely suspended our share repurchase program effective as of April 6, 2020. The ongoing effects of the COVID-19 pandemic may materially delay or prevent our ability to resume the operation of our share repurchase program. There is no way to predict when, if at all, our board of directors will determine to resume the repurchase of shares of our common stock pursuant to our share repurchase program.

If our board of directors elects to resume the repurchase of shares of our common stock pursuant to our share repurchase program, it may provide our stockholders with a limited opportunity to have their shares of our common stock repurchased by us. If reinstated, our share repurchase program will contain certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time. In addition, our board of directors will reserve the right to amend, suspend or terminate our share repurchase program at any time upon 10 days’ prior written notice to our stockholders.

During the three months ended December 31, 2020, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

Distribution Information

We first paid distributions on September 15, 2015. On March 24, 2020, our board of directors indefinitely suspended the payment of all distributions. Our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2020 and 2019 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2020, we had cash used in operating activities of $4.2 million, and $(20.4 million) in funds from operations. For the year ended December 31, 2019, we had cash provided by operating activities of $6.5 million, and $1.2 million in funds from operations. For the year ended December 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. For the year ended December 31, 2019, 31% of distributions were paid from cash provided by operating activities and 69% were paid from offering proceeds. The tax composition of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Ordinary Income	0.00%	3.46%
Capital Gain	0.00%	0.00%
Return of Capital	100.00%	96.54%
Total	100.00%	100.00%

ITEM 6.            Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2020, 2019, 2018, 2017, and 2016, and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, should be read in conjunction with (i) the accompanying consolidated financial statements and related notes thereto beginning on Page F-1 of this Annual Report and (ii) the information set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	(in thousands)
	As of December 31,
Selected Financial Data	2020	2019	2018	2017	2016
BALANCE SHEET DATA:
Total assets	$444,699	$467,666	$424,902	$446,476	$135,759
Total liabilities	$263,407	$254,549	$237,054	$274,962	$70,930
Special limited partnership interests	$1	$1	$1	$1	$1
Total equity	$181,291	$213,116	$187,847	$171,513	$64,828

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
STATEMENT OF OPERATIONS DATA:
Total revenue	$39,403	$84,677	$80,841	$36,569	$14,859
Total expenses	$75,724	$97,419	$90,353	$50,948	$17,136
Gain on acquisition of hotel property	$—	$—	$—	$—	$—
Income tax expense (benefit)	$107	$183	$158	$666	$(4)
Net loss	$(36,428)	$(12,925)	$(9,670)	$(15,045)	$(2,273)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$(4,163)	$6,490	$4,260	$(10,609)	$(921)
Net cash provided by (used in) investing activities	$510	$(9,298)	$7,112	$(77,713)	$(88,666)
Net cash provided by (used in) financing activities	$(1,793)	$(438)	$(13,913)	$88,609	$105,741

OTHER DATA:
Dividends declared	$3,828	$20,991	$16,812	$9,562	$3,161

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Maryland corporation formed on July 25, 2014 to invest in a portfolio of select-service hospitality properties with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody Holdings II, and Moody LPOP II, an affiliate of our advisor (as defined below). Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests in our operating partnership, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests in our operating partnership.

We are externally managed by our advisor pursuant to an advisory agreement among us, our operating partnership and our advisor. Our sponsor is owned and managed by Brett C. Moody, who also serves as our Chief Executive Officer and President and the Chief Executive Officer and President of our advisor.

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100 million in shares offered to our stockholders pursuant to the DRP. On June 26, 2017, we reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. On July 19, 2018, we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP.

Our follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020. We accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and our follow-on public offering, excluding shares issued in connection with the Mergers and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on public offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

Moody Securities, LLC, an affiliate of our advisor, served as our dealer manager for our public offerings and was responsible for the distribution of our common stock in our public offerings.

As of December 31, 2020, our portfolio consisted of (1) ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at approximately $2.0 million. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, have instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown. The National Bureau of Economic Research declared that the United States has been in a recession since February 2020.

COVID-19 has dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in bookings, occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects. If operations at any of our hotel properties are suspended, we cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” to the consolidated financial statements included in this Annual Report, certain of our lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties.

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

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. We are not currently raising capital through the sale of our securities and we do not intend to begin to do so in the near term. We have also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our share repurchase program. Specifically, our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions or return to normal operations.

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy, acceptance and availability of such vaccines, the duration of associated immunity and efficacy of vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows or when, if at all, we will be able to resume pre-COVID-19 levels of operations.

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2020, we owned (1) interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at approximately $2.0 million. As of December 31, 2019, we owned (1) interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $5.9 million.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the United States and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and our company; however, we currently expect the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into future years. Although we expect a gradual recovery in revenues as vaccines are distributed, our future revenues and operating results could be negatively impacted if, among other things, COVID-19 cases continue to increase, state and local governments and businesses revert back to tighter mitigation restrictions or consumer sentiment deteriorates. It is impossible to predict if or when we will be able to resume pre-COVID-19 levels of operations.

Revenue

Total revenue decreased to $39.4 million for the year ended December 31, 2020 from $84.7 million for the year ended December 31, 2019. Hotel revenue decreased to $39.4 million for the year ended December 31, 2020 from $84.0 million for the year ended December 31, 2019 due to decreased hotel occupancies primarily resulting from a reduction in travel in response to the COVID-19 pandemic. Interest and dividend income decreased to $10,000 for the year ended December 31, 2020 from $664,000 for year ended December 31, 2019 due to sales of marketable securities during 2020 and the repayment of the note receivable from related party during the second quarter of 2019.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the years ended December 31, 2020 and 2019 (all amounts in thousands).

	Years ended December 31,
	2020	2019	(Decrease)
Residence Inn Austin	$2,624	$5,072	$(2,448)
Springhill Suites Seattle	3,455	11,136	(7,681)
Homewood Suites Woodlands	1,707	3,021	(1,314)
Hyatt Place Germantown	2,429	3,702	(1,273)
Hyatt Place North Charleston	1,515	3,455	(1,940)
Hampton Inn Austin	1,534	4,478	(2,944)
Residence Inn Grapevine	3,350	6,716	(3,366)
Marriott Courtyard Lyndhurst	2,920	9,118	(6,198)
Hilton Garden Inn Austin	1,846	5,389	(3,543)
Hampton Inn Great Valley	1,548	3,680	(2,132)
Embassy Suites Nashville	4,555	13,828	(9,273)
Homewood Suites Austin	2,667	4,347	(1,680)
Townplace Suites Fort Worth	2,290	3,003	(713)
Hampton Inn Houston	1,175	2,270	(1,095)
	$33,615	$79,215	$(45,600)

Revenues for the hotels decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to decreased hotel occupancies primarily resulting from a reduction in travel in response to the COVID-19 pandemic.

Hotel Operating Expenses

Hotel operating expenses decreased to $33.5 million for the year ended December 31, 2020 from $55.4 million for the year ended December 31, 2019. Such decrease was primarily due to decreased hotel occupancies resulting from a reduction in travel in response to the COVID-19 pandemic.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $7.0 million for the year ended December 31, 2020 from $6.7 million for the year ended December 31, 2019. Such increase was primarily due to the fact that we owned fifteen hotel properties for the entire year ended December 31, 2020 compared to owning fewer than fifteen hotel properties for the entire year ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization increased to $15.4 million for the year ended December 31, 2020 from $14.2 million for the year ended December 31, 2019. Such increase was primarily due to the fact that we owned fifteen hotel properties for the entire year ended December 31, 2020 compared to owning fewer than fifteen hotel properties for the entire year ended December 31, 2019.

Acquisition Expenses

Acquisition expenses decreased to $0 for the year ended December 31, 2020 from $2.2 million for the year ended December 31, 2019 due to the fact that we acquired no properties during the year ended December 31, 2020 compared to the acquisition of the Residence Inn Houston Medical Center during the year ended December 31, 2019.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $6.5 million for the year ended December 31, 2020 from $6.4 million for the year ended December 31, 2019. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs decreased to $12.1 million for the year ended December 31, 2020 from $12.8 million for the year ended December 31, 2019. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Gain (Loss) on Sale of Marketable Securities

Loss on sale of marketable securities was $676,000 for the year ended December 31, 2020 compared to a gain of $9,000 for the year ended December 31, 2019.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized loss on change in fair value of investment in marketable securities was $629,000 for the year ended December 31, 2020 compared to a gain on change in fair value of investment in marketable securities of $197,000 for the year ended December 31, 2019. Such unrealized loss was due to a decrease in the value of our marketable securities.

Income Tax Expense

Our income tax expense decreased to $107,000 for the year ended December 31, 2020 from an income tax expense of $183,000 for the year ended December 31, 2019. Such decrease was due to a decrease in state taxable income of the TRS for the year ended December 31, 2020.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders. To the extent that our operating results continue to be adversely impacted by the effects of the COVID-19 pandemic, our liquidity and capital resources will be adversely impacted.

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result of declines in occupancy caused by COVID-19, we anticipate significantly reduced cash from operations until travel increases in the United States. In 2020, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. In addition, as a result of the effects of COVID-19 on the economic environment, the lenders for certain of the mortgage loans secured by our properties granted us temporary deferrals of principal and interest payments. We anticipate funding our near-term cash needs with operating cash flows generated from our properties.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits that may result from the effects of the COVID-19 pandemic, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the disposition of assets, the sale of our equity or debt securities or short-term borrowing, all of which may be more costly to us in the current environment.

Net Cash (Used in) Provided by Operating Activities

As of December 31, 2020, we owned interests in fifteen hotel properties and investments in marketable securities valued at approximately $2.0 million. As of December 31, 2019, we owned interests in fifteen hotel properties and an investment in marketable securities valued at approximately $5.9 million. Net cash (used in) provided by operating activities for the years ended December 31, 2020 and 2019 was $(4.2) million and $6.5 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2020 was primarily due to the fact that we had a net loss of $36.4 million for the year ended December 31, 2020 compared to a net loss of $12.9 million for the year ended December 31, 2019.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2020 and 2019 was $510,000 and $(9.3) million, respectively. The increase in cash provided by investing activities for the year ended December 31, 2020 was due to the disposition of marketable securities and decrease in improvements during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net Cash Used in Financing Activities

For the year ended December 31, 2020, our cash flows from financing activities consisted primarily of proceeds from our follow-on public offering, net of offering costs, and proceeds of notes payable offset by repayment of notes payable and distributions paid to our stockholders. Net cash used in financing activities for the years ended December 31, 2020 and 2019 was $1.8 million and $438,000, respectively. The increase in cash used in financing activities for the year ended December 31, 2020 was primarily due to the fact that we raised gross offering proceeds of $10.3 million for the year ended December 31, 2020 compared to $62.1 million in gross offering proceeds for the year ended December 31, 2019, and the fact that repayment of notes payable was $1.8 million for the year ended December 31, 2020 compared to $42.8 million for the year ended December 31, 2019.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2020, we had cash on hand and restricted cash of $10.5 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property due to such decreased revenues, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we were not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” to the consolidated financial statements included in this Annual Report, certain of our lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties.

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

Aggregate Indebtedness

As of December 31, 2020, our outstanding indebtedness totaled $240.1 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2020 and December 31, 2019, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 5, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter

Long-term debt obligations(1)	$240,130	$4,806	$26,556	$169,638	$39,130
Interest payments on outstanding debt obligations(2)	46,663	11,687	21,259	12,283	1,434
Total	$286,793	$16,493	$47,815	$181,921	$40,564

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2020.

Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. We terminated our follow-on public offering effective March 2020. The total organization and offering costs incurred in connection with our follow-on public offering did not exceed 15% of the gross offering proceeds from the sale of shares of our common stock in our follow-on public offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 7, “Related Party Arrangements” to the consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2020, total organization and offering expenses for our initial public offering and follow-on public offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2020, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2020, we had $141,000 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors For the four fiscal quarters ended December 31, 2020, our total operating expenses were $6.5 million, which included $5.1 million in operating expenses incurred directly by us and $1.4 million incurred by our advisor on our behalf. Of the $6.5 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2020, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.4 million during the four fiscal quarters ended December 31, 2020. As of December 31, 2020, we had $822,000 due to our advisor for operating expense reimbursement.

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

We lease the hotels that we acquire to a wholly-owned TRS that is subject to federal, state and local income taxes.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2020.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2015 through 2019 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, our investments consisted of interests in fifteen hotel properties and investments in marketable securities valued at approximately $2.0 million. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2020, we were not experiencing any material impact from inflation.

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

Distributions

We first paid distributions on September 15, 2015. On March 24, 2020, our board of directors indefinitely suspended the payment of all distributions. Our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2020 and 2019 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

(1)       Amount of distributions paid in shares of common stock pursuant to the DRP.

We paid $5.8 million in aggregate distributions for the year ended December 31, 2020, which was comprised of $4.4 million in cash distributions and $1.4 million in shares issued pursuant to the DRP. We paid $20.7 million in aggregate distributions for the year ended December 31, 2019, which was comprised of $15.7 million in cash distributions and $5.0 million in shares issued pursuant to the DRP. For the year ended December 31, 2020, we had cash used in operating activities of $4.2 million, and $(20.4) million in funds from operations. For the year ended December 31, 2019, we had cash provided by operating activities of $6.5 million, and $1.2 million in funds from operations. For the year ended December 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. For the year ended December 31, 2019, 31% of distributions were paid from cash provided by operating activities and 69% were paid from offering proceeds. Of the $54.5 million in total distributions we have paid during the period from our inception through December 31, 2020, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

We believe MFFO is useful to investors in evaluating how our portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future (to the extent that we resume the payment of distributions). However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2020	2019
Net Loss	$(36,428)	$(12,925)
Adjustments:
Depreciation and amortization	15,391	14,167
Loss (gain) on sale of marketable securities	676	(9)
Funds from Operations	(20,361)	1,233
Adjustments:
Acquisition expenses	—	2,212
Unrealized loss on change in fair value of investment in marketable securities	629	(197)
Amortization of debt issuance costs	679	1,025
Modified Funds from Operations	$(19,053)	$4,273

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7, “Related Party Arrangements,” to the consolidated financial statements included in this Annual Report and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence,” for a discussion of our related-party transactions, agreements and fees.

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

With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on an investment in our company may be reduced.

As of December 31, 2020, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2020, our notes payable consisted of the following (all $ amounts in thousands):

Loan	Principal as of December 31, 2020	Principal as of December 31, 2019	Interest Rate at December 31, 2020	Maturity Date	Loan Modifications
Residence Inn Austin(1)	$16,169	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,856	44,165	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands(1)	8,759	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,755	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,873	7,019	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin(1)	10,359	10,493	5.426%	January 6, 2024	Four-month deferral of principal and interest payments for August to November, 2020.
Residence Inn Grapevine(1)	12,016	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,804	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,284.94 to be paid on or before April 30,2021.
Homewood Suites Austin(1)	10,541	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,915	5,979	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston(1)	4,342	4,366	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Loan	Principal as of December 31, 2020	Principal as of December 31, 2019	Interest Rate at December 31, 2020	Maturity Date	Loan Modifications
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months form October 2020 to September 2021.
Total notes payable	240,130	241,896
Less unamortized debt issuance costs	(2,614)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,516	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans.

As of December 31, 2020, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brett C. Moody, age 57, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 66, has served as our Chief Financial Officer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 56, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 60, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since July 2019, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 59, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 57, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the forms, and any amendments thereto, filed electronically with the SEC during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2020, except as follows:

●	due to an administrative oversight, a Form 4 was not timely filed in 2020 to report the issuance of 2,500 shares of restricted common stock to Mr. Thompson in connection with his continuing service as a non-employee member of our board of directors; and

●	due to an administrative oversight, a Form 4 was not timely filed in 2020 to report the issuance of 2,500 shares of restricted common stock to Mr. Armstrong in connection with his continuing service as a non-employee member of our board of directors.

Code of Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and United States government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report. Within the time required by the rules of the SEC, we will file on Form 8-K any amendment to or waiver of our Code of Ethics.

ITEM 11.	Executive Compensation

Compensation of our Executive Officers

We are externally managed and have no employees. Each of our executive officers are employees of our advisor or one or more of its affiliates and receive compensation for his or her services, including services performed on our behalf, from such entities. Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not have nor has our board considered a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

See Item 13, “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	—	—	64,000
Clifford P. McDaniel(3)	54,000	—	—	54,000
John P. Thompson(3)	54,000	58,750		112,750
William H. Armstrong III(3)	54,000	58,750	—	112,750
Total	$226,000	$117,500	$—	$343,500

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	As described below under “—Independent Directors Compensation Plan,” each of Messrs. Thompson and Armstrong received a grant of 2,500 shares of restricted stock on the date of our 2020 annual stockholder meeting. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Independent director.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is re-elected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. On November 12, 2020, each of John P. Thompson and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,940,000 shares remained as of December 31, 2020. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,940,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,940,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 12, 2021, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	11,121	*
William H. Armstrong	24,459	*
Robert W. Engel	—	—
Charles L. Horn	18,075	*
Clifford P. McDaniel	18,158	*
John P. Thompson	13,792	*
All Directors and Executive Officers as a group (6 persons)(3)	85,605	*

* Represents less than 1.0%.

(1)	The address of each of Messrs. Moody, Armstrong, Engel, Horn, McDaniel and Thompson is c/o Moody National REIT II, Inc., 9655 Katy Freeway, Suite 600, Houston, Texas 77024.

(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest. Except as otherwise noted, all shares shown in the table are Class A shares.

(3)	Includes 11,121 Class A shares owned by our sponsor, which is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2019 to December 31, 2020 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2020, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.1% of the limited partnership units of our operating partnership. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increased proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

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

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2022, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by the advisor under the terms of the advisory agreement include the following:

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. For purposes of determining the amount of contingent advisor payment payable, the amounts paid by our advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the contingent advisor payment previously paid. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion. The first $3,500,000 of aggregate contingent advisor payments that would otherwise have be paid to our advisor as described above, which we refer to as the “contingent advisor holdback,” were retained by us until January 16, 2019, at which time the contingent advisor holdback owed to our advisor was paid. For the years ended December 31, 2020 and 2019, we incurred acquisition fees of $0 and $2.2 million (comprised of a base acquisition fee of $780,000 and a contingent advisor payment of $1.2 million), respectively, payable to our advisor.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. For the years ended December 31, 2020 and 2019, we incurred financing coordination fees of $0 and $478,000, respectively, payable to our advisor.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2020 and 2019, we incurred asset management fees of $4.8 million and $4.5 million, respectively, payable to our advisor.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2020 and 2019, we paid the property manager property management fees of $3.3 million and $3.4 million, respectively, and accounting fees of $450,000 and $438,000, respectively.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2020, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2020, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2020, total organization and offering expenses for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2020, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2020, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2020, we had $141,000 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020, our total operating expenses were $6.5 million, which included $5.1 million in operating expenses incurred directly by us and $1.4 million incurred by our advisor on our behalf. Of the $6.5 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2020, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.4 million during the four fiscal quarters ended December 31, 2020. As of December 31, 2020, we had $822,000 due to our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. As of December 31, 2020, we had not reimbursed our advisor for any acquisition expenses.

Selling Commissions and Fees Paid to our Dealer Manager

From January 1, 2017 through June 12, 2017, we paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, we reallocated our common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares. We offered our Class A Shares, Class T Shares and Class I Shares in our public offering, with differing commissions and fees applicable to each such class of shares.

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). As of December 31, 2020, we had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees related to our public offering and $2.1 million in dealer manager fees related to our public offering, which amounts have been recorded as a reduction to additional paid-in capital in our consolidated balance sheets. As of December 31, 2020, our advisor had paid Moody Securities on our behalf $8.8 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our public offering, of which $7.6 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

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

Following the completion of suitability determinations, these real estate professionals shall have the authority, in their sole discretion, to direct the investment opportunity to the entity for which such investment opportunity would be the most suitable. The advisory agreement requires that this determination be made in a manner that is fair without favouring our sponsor or any other affiliate. Notwithstanding the foregoing, in the event that an investment opportunity becomes available that is equally suitable, under all of the factors considered by these real estate professionals, for both us and one or more other public or private entities sponsored by our sponsor and its affiliates, or managed by these real estate professionals, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity.

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

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Frazier & Deeter for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2020 and 2019 are set forth in the table below.

	Year ended December 31, 2020	Year ended December 31, 2019
Audit fees	$336,100	$318,300
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$336,100	$318,300

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-31 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014)

4.1*	Description of Securities Registered under Section 12 of the Exchange Act

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

10.2	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.3	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.4	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.5	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, dated as of January 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.6	Dealer Manager Agreement, dated July 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody Securities, LLC (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (Registration No. 333-222610), filed on July 16, 2018)

10.7	Form of Participating Broker-Dealer Agreement (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.6 hereof)

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: March 31, 2021	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	March 31, 2021
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer and Treasurer	March 31, 2021
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ Charles L. Horn	Director	March 31, 2021
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 31, 2021
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 31, 2021
John P. Thompson

/s/ William H. Armstrong III	Director	March 31, 2021
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

F-2

Investments in hotel properties, net – Indicators of impairment

Description of the Matter

As of December 31, 2020, the Company had investments in hotel properties, net of accumulated depreciation, of $427,801,000. As further disclosed in the notes to the consolidated financial statements, the Company records impairment losses on hotel properties used in operations if indicators of impairment are present and the sum of the undiscounted cash flows estimated to be generated by the respective properties’ over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amounts. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective. The Company prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

Auditing management’s analysis is complex due to the highly judgmental nature of identifying indicators of impairment as well as any change in the property’s intended hold period and projected undiscounted future cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design over the Company’s review of indicators of impairment, including changes in the intended hold period.

Our testing of the Company’s indicators of impairment included, amount others, testing the recoverability analysis, both internally and through corroboration through third party industry guides and industry experts. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends through third party industry guides. In addition, we considered the hold period necessary for the property’s carrying value to be recovered via undiscounted cash flows. We held discussions with management about the status of any potential transactions and management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2014.

Atlanta, Georgia

March 31, 2021

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Investments in hotel properties, net	$427,801	$441,025
Cash and cash equivalents	4,642	7,303
Restricted cash	5,860	8,645
Investment in marketable securities	2,037	5,936
Accounts receivable, net of allowance for doubtful accounts of $35 at December 31, 2020 and 2019	568	766
Prepaid expenses and other assets	3,024	3,141
Deferred franchise costs, net of accumulated amortization of $300 and $217 at December 31, 2020 and 2019, respectively	767	850
Total Assets	$444,699	$467,666

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,614 and $3,293 as of December 31, 2020 and 2019, respectively	$237,516	$238,603
Note payable to related party	—	2,894
Accounts payable and accrued expenses	17,360	10,106
Due to related parties, net	8,461	861
Dividends payable	70	2,038
Operating partnership distributions payable	—	47
Total Liabilities	263,407	254,549

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,630 and 13,251 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	136	133
Additional paid-in capital	305,446	296,928
Accumulated deficit	(127,686)	(88,258)
Total stockholders’ equity	177,896	208,803
Noncontrolling interests in Operating Partnership	3,395	4,313
Total Equity	181,291	213,116

TOTAL LIABILITIES AND EQUITY	$444,699	$467,666

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2020	2019
Revenue
Room revenue	$36,637	$78,947
Other hotel revenue	2,756	5,066
Total hotel revenue	39,393	84,013
Interest and dividend income	10	664
Total revenue	39,403	84,677

Expenses
Hotel operating expenses	33,494	55,351
Property taxes, insurance and other	6,969	6,711
Depreciation and amortization	15,391	14,167
Acquisition expenses	—	2,212
Corporate general and administrative	6,505	6,358
Total expenses	62,359	84,799

Operating loss	(22,956)	(122)

Other expenses (income)
Interest expense and amortization of debt issuance costs	12,060	12,826
Loss (gain) on sale of marketable securities	676	(9)
Unrealized loss (gain) on change in fair value of investment in marketable securities	629	(197)
Total other expenses	13,365	12,620

Loss before income tax expense	(36,321)	(12,742)

Income tax expense	107	183

Net loss	(36,428)	(12,925)

Net loss attributable to noncontrolling interests in Operating Partnership	828	332

Net loss attributable to common stockholders	$(35,600)	$(12,593)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(2.62)	$(1.05)
Dividends declared	$0.28	$1.75
Weighted average common shares outstanding	13,581	12,002

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2020 and 2019
(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2018	—	$—	10,636	$106	$237,216	$(54,674)	316	$5,199	$187,847

Issuance of common stock, net of offering costs	—	—	2,671	28	60,951	—	—	—	60,979
Redemption of common stock			(281)	(3)	(6,471)				(6,474)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	215	2	4,997	—	—	—	4,999
Stock-based compensation	—	—	10	—	235	—	—	—	235
Net loss	—	—	—	—	—	(12,593)	—	(332)	(12,925)
Dividends and distributions declared	—	—	—	—	—	(20,991)	—	(554)	(21,545)
Balance at December 31, 2019	—	—	13,251	133	296,928	(88,258)	316	4,313	213,116

Issuance of common stock, net of offering costs	—	—	440	4	9,726	—	—	—	9,730
Redemption of common stock			(120)	(1)	(2,747)	—	—	—	(2,748)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	59	—	1,392	—	—	—	1,392
Stock-based compensation	—	—	—	—	147	—	—	—	147
Net loss	—	—	—	—	—	(35,600)	—	(828)	(36,428)
Dividends and distributions declared	—	—	—	—	—	(3,828)	—	(90)	(3,918)
Balance at December 31, 2020	—	$—	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(36,428)	$(12,925)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,391	14,167
Amortization of debt issuance costs	679	1,025
Loss (gain) on sale of marketable securities	676	(9)
Unrealized loss (gain) on change in fair value of investment in marketable securities	629	(197)
Stock-based compensation	147	235
Changes in operating assets and liabilities:
Accounts receivable	198	(56)
Prepaid expenses and other assets	117	(127)
Accounts payable and accrued expenses	7,255	2,019
Due from related parties	7,173	2,358
Net cash (used in) provided by operating activities	(4,163)	6,490

Cash flows from investing activities
Repayment of notes receivable from related parties	—	6,750
Investment in marketable securities	(962)	(9,889)
Proceeds from the sale of marketable securities	3,556	4,160
Improvements and additions to hotel properties	(2,084)	(9,969)
Acquisition of hotel property	—	(350)
Net cash provided by (used in) investing activities	510	(9,298)

Cash flows from financing activities
Proceeds from issuance of common stock	10,259	62,189
Redemptions of common stock	(2,748)	(6,474)
Offering costs paid	(102)	(1,550)
Dividends paid	(4,404)	(15,697)
Operating partnership distributions paid	(138)	(554)
Proceeds from notes payable	—	25,000
Repayment of notes payable	(1,766)	(42,840)
Repayment of note payable to related party	(2,894)	(19,656)
Payment of debt issuance costs	—	(856)
Net cash used in financing activities	(1,793)	(438)

Net change in cash, cash equivalents and restricted cash	(5,446)	(3,246)
Cash, cash equivalents and restricted cash at beginning of year	15,948	19,194
Cash, cash equivalents and restricted cash at end of year	$10,502	$15,948

Supplemental Disclosure of Cash Flow Activity
Interest paid	$6,081	$11,877
Income tax paid	$2	$290
Supplemental Disclosure of Non-Cash Financing Activity
Increase (decrease) in accrued offering costs due to related party	$427	$(338)
Issuance of common stock from dividend reinvestment plan	$1,393	$4,999
Assumption of note payable in connection with acquisition of hotel property	$—	$29,100
Note payable to related party issued in connection with acquisition of hotel property	$—	$22,550
Dividends payable	$70	$2,038
Operating partnership distribution payable	$—	$47

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

1.	Organization

As discussed in Note 6, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2020, the Company owned (1) interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms and (2) investment in marketable securities valued at $2.0 million. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

On June 26, 2017, the Company reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”). On January 16, 2018, the Advisor (as defined below) assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 7, “Related Party Arrangements.”

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

The Company’s follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020 due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. The Company accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. The Company accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

Substantially all of the Company’s business is conducted through Moody National Operating Partnership II, LP, a Delaware limited partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP were Moody OP Holdings II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Moody Holdings II”), and Moody National LPOP II, LLC (“Moody LPOP II”), an affiliate of the Advisor. Moody Holdings II initially invested $1,000 in the OP in exchange for limited partnership interests, and Moody LPOP II invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”). As the Company accepted subscriptions for shares of common stock, it transferred substantially all of the net proceeds from such sales to the OP as a capital contribution. The limited partnership agreement of the OP provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the OP.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the Company’s financial condition and operating results. Since its discovery in December 2020, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, have instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. These measures may be in place for a considerable period of time, and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown. The National Bureau of Economic Research declared that the United States has been in a recession since February 2020.

COVID-19 has dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on the Company’s business, financial performance and operating results. Since March 2020, the Company has experienced a significant decline in bookings, occupancy and revenues across the Company’s hotel properties, which the Company expects to continue for an indefinite period of time. The Company’s hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on the Company’s results of operations and cash flow from operations. In addition, the Company has reduced certain services and amenities at the Company’s hotel properties. Although all of the Company’s hotel properties are currently open and operational, the Company may be required, or elect, to temporarily suspend operations at one or more of the Company’s hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects. If operations at any of the Company’s hotel properties are suspended, the Company cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, the Company is not current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As discussed in Note 5, “Debt,” certain of the Company’s lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

In accordance with local government recommendations and guidance, many of the employees of the Advisor have been working remotely since March 2020. Although the Advisor has implemented protocols for remote work and is leveraging technology to ensure that its employees remain connected and productive, there can be no guarantee that such work conditions will not have an adverse impact on the ability of the Advisor to effectively perform its duties.

In response to the COVID-19 pandemic, the Company terminated its public offering of common stock (including pursuant to the DRP), effective as of March 2020. The Company is not currently raising capital through the sale of its securities and the Company does not intend to begin to do so in the near term. The Company has also indefinitely suspended the payment of distributions to stockholders effective as of March 2020 and the operation of the Company’s share repurchase program effective as of April 2020. The Board and the Company’s management continue to evaluate the Company’s financial condition and the overall economic environment to determine if and when the Company will seek to resume raising capital, resume the payment of distributions and reinstate the Company’s share repurchase program. Specifically, the Board, in consultation with management, will continue to monitor the Company’s operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements or in order to maintain the Company’s REIT status for federal income tax purposes. However, it is impossible to predict if or when the Company will be able to resume the payment of distributions or return to normal operations.

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on the Company’s business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy, acceptance and availability of such vaccines, the duration of associated immunity and efficacy of vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, the Company cannot provide an estimate of the overall impact of COVID-19 on the Company’s business, financial condition, results of operations and cash flows or when, if at all, the Company will be able to resume pre-COVID-19 levels of operations.

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

As of December 31, 2020, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2020, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2020, the Company had $141,000 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2020.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2015 through 2019 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 11, “Income Taxes.”

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

Concentration of Risk

As of December 31, 2020, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to value acquired properties. Many of these estimates are obtained from independent third-party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2020 and 2019.

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

Investment in Marketable Securities

Investment in marketable securities of $2.0 million and $5.9 million at December 31, 2020 and 2019, respectively, consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the years ended December 31, 2020 and 2019, unrealized (loss) gain change in fair value of investment in marketable securities was $(629,000) and $197,000, respectively. For the years ended December 31, 2020 and 2019, realized (loss) gain on sale of marketable securities was $(676,000) and $9,000, respectively.

Dividend income is recognized when earned. For the years ended December 31, 2020 and 2019, dividend income of $9,000 and $399,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $300,000 and $217,000 as of December 31, 2020 and 2019, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,
2021	$83
2022	82
2023	80
2024	77
Thereafter	445
Total	$767

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $4.7 million and $3.0 million as of December 31, 2020 and 2019, respectively. Expected future amortization of debt issuance costs as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,
2021	$677
2022	677
2023	632
2024	440
Thereafter	188
Total	$2,614

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. The standard requires a modified retrospective approach, with restatement of the prior periods presented in the year of adoption, subject to any FASB modifications. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. In evaluating the effect that ASU No. 2016-02 was on the Company’s consolidated financial statements and related disclosures, the Company believes the impact was minimal to the Company’s ongoing consolidated financial statements.

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2020 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,169
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	43,856
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,759
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,755
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,873
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,359
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,016
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,833
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,804
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	41,057
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,541
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,915
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,342
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$240,130

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2020.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 5, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 5, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	60,155	58,072
Total cost	475,820	473,737
Accumulated depreciation	(48,019)	(32,712)
Investment in hotel properties, net	$427,801	$441,025

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

The results of operations of the Residence Inn Houston have been included in the consolidated statement of operations as of the date of acquisition of April 29, 2019. The following unaudited pro forma consolidated financial information for the year ended December 31, 2019 is presented as if the Company acquired the Residence Inn Houston on January 1, 2019. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of the Residence Inn Houston on January 1, 2019, nor does it purport to represent the Company’s future operations (in thousands, except per common share amounts):

Year ended December 31, 2019
Revenue	$87,810
Net loss	(10,168)
Net loss attributable to common shareholders	(9,836)
Net loss per common share - basic and diluted	$(.82)

4.	Notes Receivable from Related Parties

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

Interest income from notes receivable from related parties was $0 and $264,000 for the years ended December 31, 2020 and 2019, respectively. Interest receivable on notes receivable from related parties was $0 as of December 31, 2020 and 2019.

5.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2020, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2020 and December 31, 2019, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2020	Principal as of December 31, 2019	Interest Rate at December 31, 2020	Maturity Date	Loan Modifications
Residence Inn Austin(1)	$16,169	$16,300	4.580%	November 1, 2025
Springhill Suites Seattle(1)	43,856	44,165	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands(1)	8,759	8,915	4.690%	April 11, 2025
Hyatt Place Germantown(1)	6,755	6,865	4.300%	May 6, 2023
Hyatt Place North Charleston(1)	6,873	7,019	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin(1)	10,359	10,493	5.426%	January 6, 2024	Four-month deferral of principal and interest payments for August to November, 2020.
Residence Inn Grapevine(1)	12,016	12,114	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	18,833	18,934	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin(1)	17,997	18,080	4.530%	December 11, 2024
Hampton Inn Great Valley(1)	7,804	7,861	4.700%	April 11, 2025
Embassy Suites Nashville(1)	41,057	41,250	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,284.94 to be paid on or before April 30,2021.
Homewood Suites Austin(1)	10,541	10,602	4.650%	August 11, 2025
Townplace Suites Fort Worth(1)	5,915	5,979	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston(1)	4,342	4,366	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center(2)	28,854	28,953	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months form October 2020 to September 2021.
Total notes payable	240,130	241,896
Less unamortized debt issuance costs	(2,614)	(3,293)
Total notes payable, net of unamortized debt issuance costs	$237,516	$238,603

(1)	Monthly payments of principal and interest are due and payable until the maturity date.

(2)	Monthly payments of interest were due and payable until October 2019. Monthly payments of principal and interest are due and payable beginning in November 2019 until the maturity date.

Hotel properties secure their respective loans.

Scheduled maturities of the Company’s notes payable as of December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$4,806
2022	5,030
2023	21,526
2024	91,023
2025	78,615
Thereafter	39,130
Total	$240,130

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

Short-Term Loan

On October 24, 2018, the Company and the OP issued a promissory note in favor of Green Bank, N.A. in the original principal amount of $16.1 million (the “Short-Term Loan”). The proceeds of the Short-Term Loan were used to retire a portion of the Term Loan, resulting in a balance of $26.5 million for the Term Loan as of October 24, 2018. The Short-Term Loan bore interest at an annual rate equal to the one-month LIBOR plus 2.5% and the Company and the OP were collectively required to make a monthly payment on the outstanding principal and interest of the promissory note equal to the greater of $1.5 million and 50% of the Company’s consolidated net cash flow. The entire outstanding principle amount of the Short-Term Loan and all accrued interest thereon were repaid in full on April 24, 2019, the maturity date of the Short-Term Loan.

The estimated fair value of the Company’s notes payable as of December 31, 2020 and 2019, respectively, was $240 million and $242 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2020, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 8, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of December 31, 2020
Class A Shares	12,990
Class T Shares	481
Class I Shares	159
Total	13,630

The Board is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company first paid distributions on September 15, 2015. On March 24, 2020, the Board unanimously approved the indefinite suspension of the payment of distributions to the Company’s stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. The Company’s public offering (including pursuant to the DRP) has been terminated. The payment of distributions will remain suspended until such time as the Board approves their resumption.

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and year ended December 31, 2020 and 2019 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

First Quarter 2019	$3,517	$1,121	$4,638
Second Quarter 2019	3,858	1,228	5,086
Third Quarter 2019	4,097	1,302	5,399
Fourth Quarter 2019	4,225	1,348	5,573
Total	$15,697	$4,999	$20,696

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2020 and 2019 was $3.4 million and $4.3 million, respectively, which represented 316,000 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $828,000 and $332,000 for the years ended December 31, 2020 and 2019, respectively.

7.	Related Party Arrangements

Pursuant to the Advisory Agreement, the Advisor and certain affiliates of Advisor receive fees and compensation in connection with the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by the Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 9, “Subordinated Participation Interest.”

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2020, the Company had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees related to the Company’s public offering and $2.1 million in dealer manager fees related to the Company’s public offering, which amounts have been recorded as a reduction to additional paid-in capital in the consolidated balance sheets. As of December 31, 2020, Advisor had paid Moody Securities $8.8 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $7.6 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of December 31, 2020, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2020, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2020, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2020, the Company had $141,000 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. For the years ended December 31, 2020 and 2019, the Company incurred acquisition fees of $0 and $2.2 million, respectively.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2020 and 2019.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company incurred financing coordination fees payable to the Advisor of $0 and $478,000 during the years ended December 31, 2020 and 2019, respectively.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2020 and 2019, the Company paid the Property Manager property management fees of $3.3 million and $3.4 million, respectively, and accounting fees of $450,000 and $438,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2020, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the year ended December 31, 2020 and 2019, the Company incurred asset management fees of $4.8 million and $4.5 million, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2020, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020, total operating expenses of the Company were $6.5 million, which included $5.1 million in operating expenses incurred directly by the Company and $1.4 million incurred by the Advisor on behalf of the Company. Of the $6.5 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2020, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.4 million during the four fiscal quarters ended December 31, 2020. As of December 31, 2020, the Company had $822,000 due to the Advisor for operating expense reimbursement

8.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Offering. Each new independent director who subsequently joins the Company’s board of directors will receive a grant of 5,000 shares of restricted stock upon his or her election to the Company’s board of directors. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Company’s board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2020, there were 1,940,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $147,000 and $235,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 5,000 non-vested shares of $97,000 will be recognized during the first, second and third quarters of 2021.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2019	7,500	$23.19
Shares granted on August 5, 2019	10,000	$23.32
Shares vested	(10,000)	$23.22

Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares granted on November 12, 2020	5,000	$23.50
Shares vested	(7,500)	$23.32
Balance of non-vested shares as of December 31, 2020	5,000	$23.50

9.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2020, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Real estate taxes	$2,235	$3,040
Insurance	148	235
Hotel furniture and fixtures	1,762	3,298
Debt service	1,557	939
Property improvement plan	158	190
Seasonality	—	888
Immediate repairs	—	55
Total restricted cash	$5,860	$8,645

Franchise Agreements

As of December 31, 2020, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $3.5 million and $7.4 million for the years ended December 31, 2020 and 2019, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2020, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of December 31, 2020 and 2019, net of a valuation allowance of $10.0 million and $3.3 million as of December 31, 2020 and 2019, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2020, the TRS had a net operating loss carry-forward of $26.8 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Years ended December 31,
	2020	2019
Current expense	$107	$183
Deferred benefit	(6,659)	(2,112)
Valuation provision for deferred benefit	6,659	2,112
Total expense, net	$107	$183

Federal	$(6,659)	$(2,112)
Valuation provision for federal taxes	6,659	2,112
State	107	183
Total tax expense	$107	$183

The reconciliation of income tax expense (benefit) to the expected amount computed by applying federal statutory rate to income before income taxes is as follows:

	Years ended December 31,
	2020	2019
Expected federal tax benefit at statutory rate	$(7,627)	$(2,676)
Tax impact of REIT election	7,734	2,859
Income tax expense (benefit)	$107	$183

On December 31, 2020, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

12.	Subsequent Events

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties and overall financial condition. See Note 1, “Organization.”

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements an d FF&E	Total (1)	Accumulated+ Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$16,169	$4,310	$23,190	$27,500	(2)	$676	$4,310	$23,866	$28,176	$3,751	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	43,856	14,040	60,060	74,100		9,256	14,040	69,316	83,356	9,036	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,759	2,828	14,528	17,356		349	2,828	14,877	17,705	1,778	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	6,755	1,874	14,200	16,074		664	1,874	14,864	16,738	1,777	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	6,873	783	13,023	13,806		614	783	13,637	14,420	1,621	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	10,359	4,329	14,999	19,328		363	4,329	15,362	19,691	2,075	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	12,016	2,028	23,217	25,245		579	2,028	23,796	25,824	2,793	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	18,833	2,663	36,884	39,547		411	2,663	37,295	39,958	4,337	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	17,997	9,058	20,230	29,288		796	9,058	21,026	30,084	2,868	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,804	1,730	13,555	15,285		1,743	1,730	15,298	17,028	2,291	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	41,057	14,805	67,402	82,207		4,226	14,805	71,628	86,433	8,167	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10,541	4,218	14,617	18,835		878	4,218	15,495	19,713	2,127	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	5,915	4,240	7,002	11,242		131	4,240	7,133	11,373	1,046	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,342	3,550	6,408	9,958		3,341	3,550	9,749	13,299	1,772	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	28,854	6,480	45,520	52,000		22	6,480	45,542	52,022	2,580	2019	April 29, 2019

	Total		$240,130	$76,936	$374,835	$451,771		$24,049	$76,936	$398,884	$475,820	$48,019

(1)	The aggregate cost of real estate for federal income tax purposes was $431 million as of December 31, 2020.

(2)	Includes gain on acquisition of hotel property of $2.0 million.

(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2020

	2020	2019
Real estate:
Balance at the beginning of the year	$473,737	$411,768
Acquisitions	—	52,000
Improvements and additions	2,083	9,969
Dispositions	—	—
Balance at the end of the year	$475,820	$473,737

Accumulated depreciation:
Balance at the beginning of the year	$32,712	$18,628
Depreciation	15,307	14,084
Dispositions	—	—
Balance at the end of the year	$48,019	$32,712