Form 10-Q
period 2021-06-30
Moody National REIT II, Inc.
filed 2021-08-16
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there were 13,635,429 shares of the registrant’s common stock issued and outstanding, consisting of 12,995,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$420,355	$427,801
Cash and cash equivalents	7,312	4,642
Restricted cash	5,868	5,860
Investment in marketable securities	—	2,037
Accounts receivable, net of allowance for doubtful accounts of $35 at June 30, 2021 and December 31, 2020	1,093	568
Prepaid expenses and other assets	2,878	3,024
Deferred franchise costs, net of accumulated amortization of $341 and $300 at June 30, 2021 and December 31, 2020, respectively	726	767
Total Assets	$438,232	$444,699

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,277 and $2,614 as of June 30, 2021 and December 31, 2020, respectively	$235,645	$237,516
Notes payable to related party	14,067	—
Accounts payable and accrued expenses	15,305	17,360
Due to related parties, net	6,608	8,461
Dividends payable	70	70
Total Liabilities	271,695	263,407

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,635 and 13,630 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	136	136
Additional paid-in capital	305,511	305,446
Accumulated deficit	(142,170)	(127,686)
Total stockholders’ equity	163,477	177,896
Noncontrolling interests in Operating Partnership	3,059	3,395
Total Equity	166,536	181,291
Total Liabilities and Equity	$438,232	$444,699

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Room revenue	$14,028	$6,048	$23,015	$20,229
Other hotel revenue	856	418	1,539	1,480
Total hotel revenue	14,884	6,466	24,554	21,709
Interest and dividend income	—	3	1	7
Total revenue	14,884	6,469	24,555	21,716

Expenses
Hotel operating expenses	10,541	6,517	18,792	17,716
Property taxes, insurance and other	1,547	1,774	3,444	3,535
Depreciation and amortization	3,869	3,847	7,734	7,687
Corporate general and administrative	1,765	1,483	3,754	3,289
Total expenses	17,722	13,621	33,724	32,227

Operating loss	(2,838)	(7,152)	(9,169)	(10,511)

Other expenses (income)
Interest expense and amortization of debt issuance costs	2,938	3,003	5,872	6,038
Loss on sale of marketable securities	—	403	245	440
Unrealized (gain) loss on change in fair value of investment in marketable securities	—	(1,785)	(397)	2,027
Total other expenses	2,938	1,621	5,720	8,505

Loss before income taxes	(5,776)	(8,773)	(14,889)	(19,016)

Income tax expense (benefit)	12	24	(69)	37

Net loss	(5,788)	(8,797)	(14,820)	(19,053)

Loss attributable to noncontrolling interests in Operating Partnership	131	199	336	435

Net loss attributable to common stockholders	$(5,657)	$(8,598)	$(14,484)	$(18,618)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.41)	$(0.63)	$(1.06)	$(1.38)
Dividends declared	$—	$—	$—	$0.29
Weighted average common shares outstanding	13,635	13,630	13,635	13,529

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2021
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2020	—	$—	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291
Stock-based compensation	—	—	5	—	65	—	—	—	65
Net loss	—	—	—	—	—	(14,484)	—	(336)	(14,820)
Balance at June 30, 2021	—	$—	13,635	$136	$305,511	$(142,170)	316	$3,059	$166,536

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(14,820)	$(19,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,734	7,687
Amortization of debt issuance costs	337	339
Loss on sale of marketable securities	245	440
Unrealized (gain) loss on change in fair value of investment in marketable securities	(397)	2,027
Stock-based compensation	65	129
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(525)	299
Prepaid expenses and other assets	146	(683)
Accounts payable and accrued expenses	(2,055)	1,611
Due to related parties	(1,853)	3,190
Net cash used in operating activities	(11,123)	(4,014)

Cash flows from investing activities
Investment in marketable securities	—	(961)
Proceeds from the sale of marketable securities	2,188	1,954
Improvements and additions to hotel properties	(246)	(1,915)
Net cash provided by (used in) investing activities	1,942	(922)

Cash flows from financing activities
Proceeds from issuance of common stock	—	10,259
Redemptions of common stock	—	(2,748)
Offering costs paid	—	(102)
Dividends paid	—	(4,404)
Operating partnership distributions paid	—	(138)
Repayment of notes payable	(2,208)	(1,146)
Proceeds of note payable to related party	14,067	—
Repayment of note payable to related party	—	(2,894)
Net cash provided by (used in) financing activities	11,859	(1,173)

Net change in cash and cash equivalents and restricted cash	2,678	(6,109)
Cash and cash equivalents and restricted cash at beginning of period	10,502	15,948
Cash and cash equivalents and restricted cash at end of period	$13,180	$9,839

Supplemental Disclosure of Cash Flow Activity
Interest paid	$5,905	$3,133
Income tax paid	$141	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase in accrued offering costs due to related party	$—	$427
Issuance of common stock from dividend reinvestment plan	$—	$1,392
Dividends payable	$70	$70

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

1.       Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of June 30, 2021, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the Company’s financial condition and operating results. Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, have instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

Although vaccines for COVID-19 are being made available to the general public in the United States and around the world, it will take time for the distribution of vaccines to materially affect the spread of the virus and the outbreak could have a continued adverse impact on economic and market conditions despite the distribution of vaccines. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective.

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

As of June 30, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2021.

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

Concentration of Risk

As of June 30, 2021, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2021 and 2020.

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

Investment in Marketable Securities

Investment in marketable securities of $0 and $2.0 million at June 30, 2021 and December 31, 2020, respectively, consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended June 30, 2021 and 2020, unrealized gain on change in fair value of investment in marketable securities was $0 and $1.8 million, respectively. For the six months ended June 30, 2021 and 2020, unrealized gain on change in fair value of investment in marketable securities was $397,000 and $2.0 million, respectively. For the three months ended June 30, 2021 and 2020, realized loss on sale of marketable securities was $0 and $403,000, respectively. For the six months ended June 30, 2021 and 2020, realized loss on sale of marketable securities was $245,000 and $440,000, respectively.

Dividend income is recognized when earned. For the three months ended June 30, 2021 and 2020, dividend income of $0 and $3,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations. For the six months ended June 30, 2021 and 2020, dividend income of $1,000 and $7,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $341,000 and $300,000 as of June 30, 2021 and December 31, 2020, respectively.

Expected future amortization of deferred franchise costs as of June 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021	$42
2022	82
2023	77
2024	77
2025	77
Thereafter	371
Total	$726

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $5.0 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively. Expected future amortization of debt issuance costs as of June 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021	$340
2022	677
2023	632
2024	440
2025	152
Thereafter	36
Total	$2,277

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 2,500 and 5,000 shares as of June 30, 2021 and December 31, 2020, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.        Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of June 30, 2021 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$16,169
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	43,028
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,690
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,755
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,807
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,358
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,016
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,628
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,804
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	40,134
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,542
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,850
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,290
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$237,922

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of June 30, 2021.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at June 30, 2021 and December 31, 2020 (all amounts in thousands):

	June 30, 2021	December 31, 2020
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	60,402	60,155
Total cost	476,067	475,820
Accumulated depreciation	(55,712)	(48,019)
Investment in hotel properties, net	$420,355	$427,801

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of these amounts if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2021, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2021 and December 31, 2020, the Company’s mortgage notes payable secured by the respective hotel properties, consisted of the following ($ amounts in thousands):

Loan	Principal as of June 30, 2021	Principal as of December 31, 2020	Interest Rate at June 30, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$16,169	$16,169	4.580%	November 1, 2025	Lender forbore in the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	43,028	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,690	8,759	4.690%	April 11, 2025
Hyatt Place Germantown	6,755	6,755	4.300%	May 6, 2023
Hyatt Place North Charleston	6,807	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	10,358	10,359	5.426%	January 6, 2024	Four-month deferral of principal and interest payments for August to November, 2020.
Residence Inn Grapevine	12,016	12,016	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	18,628	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,997	17,997	4.530%	December 11, 2024
Hampton Inn Great Valley	7,804	7,804	4.700%	April 11, 2025
Embassy Suites Nashville	40,134	41,057	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.

Loan	Principal as of June 30, 2021	Principal as of December 31, 2020	Interest Rate at June 30, 2021	Maturity Date	Loan Modifications
Homewood Suites Austin	$10,542	$10,541	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,850	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,290	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,854	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
Total notes payable	237,922	240,130
Less unamortized debt issuance costs	(2,277))	(2,614)
Total notes payable, net of unamortized debt issuance costs	$235,645	$237,516

Monthly payments of principal and interest are due and payable until the maturity date.

Scheduled maturities of the Company’s notes payable as of June 30, 2021 are as follows (all amounts in thousands):

Years ending December 31,
2021	$2,261
2022	5,009
2023	21,678
2024	91,482
2025	78,368
Thereafter	39,124
Total	$237,922

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8 million pursuant to a promissory note (the “Related Party Note”). Pursuant to the terms of the Related Party Note, the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. Also, from February 9, 2021 to June 30, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. The balance of such advances was $4,067,000 as of June 30, 2021. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. Interest will be paid for the Related Party Note and the Second Related Party Note as permitted by available cash flow of the Company, after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note and Second Related Party Note without any prepayment penalty.

The estimated fair value of the Company’s notes payable as of June 30, 2021 and December 31, 2020, was $238 million and $240 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.       Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2021, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 8, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of June 30, 2021
Class A Shares	12,995
Class T Shares	481
Class I Shares	159
Total	13,635

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and six months ended June 30, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at June 30, 2021 and December 31, 2020 was $3.1 million and $3.4 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $131,000 and $199,000 for the three months ended June 30, 2021 and 2020, respectively, and was $336,000 and $435,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5%. of the gross proceeds of the Class A Shares sold in the primary offering. As of June 30, 2021, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of June 30, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2021, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and six months ended June 30, 2021 and 2020.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and six months ended June 30, 2021 and 2020.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2021 and 2020, the Company paid the Property Manager property management fees of $861,000 and $878,000, respectively, and accounting fees of $113,000 and $113,000. For the six months ended June 30, 2021 and 2020, the Company paid the Property Manager property management fees of $1.7 million and $1.5 million, respectively, and accounting fees of $225,000 and $225,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2021, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2021 and 2020, the Company incurred asset management fees of $1.2 million and $1.2 million, respectively, payable to Advisor, and for the six months ended June 30, 2021 and 2020, the Company incurred asset management fees of $2.4 million and $2.4 million, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of June 30, 2021, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2021, total operating expenses of the Company were $7.0 million, which included $5.2 million in operating expenses incurred directly by the Company and $1.8 million incurred by the Advisor on behalf of the Company. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended June 30, 2021, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.8 million during the four fiscal quarters ended June 30, 2021. As of June 30, 2021, the Company had $716,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” for a description of notes payable to related party. The balance of such notes was $14,067,000 as of June 30, 2021.

7.       Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2021, there were 1,940,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $32,000 and $64,000 for the three months ended June 30, 2021 and 2020, respectively, and $64,000 and $129,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were 2,500 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 2,500 non-vested shares of $33,468 will be recognized during the third and fourth quarters of 2021.

The following is a summary of activity under the Independent Directors Compensation Plan for the six months ended June 30, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares granted on November 12, 2020	5,000	$23.50
Shares vested	(7,500)	$23.22

Balance of non-vested shares as of December 31, 2020	5,000	$23.50
Shares vested	(2,500)	$23.50
Balance of non-vested shares as of June 30, 2021	2,500	$23.50

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

9.       Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at June 30, 2021, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, and debt service. The composition of the Company’s restricted cash as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Real estate taxes	$154	$2,235
Insurance	—	148
Hotel furniture and fixtures	3,764	1,762
Debt service	1,792	1,557
Property improvement plan	158	158
Total restricted cash	$5,868	$5,860

Franchise Agreements

As of June 30, 2021, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 2.5% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1.3 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2021, the Company had operating loss carry-forwards of $6.0 million.

The Company had deferred tax assets of $2.3 million as of June 30, 2021 and December 31, 2020, net of a valuation allowance of $12.5 million and $10.0 million as of June 30, 2021 and December 31, 2020, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2021, the TRS had a net operating loss carry-forward of $58.5 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Current expense (benefit)	$12	$24	$(69)	$37
Deferred benefit	(987)	(1,096)	(2,569)	(3,104)
Valuation provision for deferred benefit	987	1,096	2,569	3,104
Total expense	$12	$24	$(69)	$37

Federal	$(987)	$(1,096)	$(2,569)	$(3,104)
Valuation provision for federal taxes	987	1,096	2,569	3,104
State	12	24	(69)	37
Total tax expense	$12	$24	$(69)	$37

On June 30, 2021, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.          Subsequent Events

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties and overall financial condition. See Note 1, “Organization.”

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including variants thereof, on our business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy and availability of such vaccines, the willingness of the general population to be vaccinated, the duration of associated immunity and efficacy of the currently available vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, the continued spread of more contagious variants or other factors, the reduction or reversal of containment measures in certain communities, and the direct and indirect economic effects of the pandemic.

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

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funded through receipt of an increased acquisition fee (as discussed in Note 6, “Related Party Arrangements -Acquisition Fees,”  in the accompanying consolidated financial statements).

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and was responsible for the distribution of our common stock in our public offerings.

As of June 30, 2021, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Our principle executive offices are located at 9655 Katy Freeway, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, including at the federal, state and local level in the United States, have instituted a wide variety of unprecedented measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a global economic slowdown.

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, it will take time for the distribution of vaccines to materially affect the spread of COVID-19 and the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective.

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

Results of Operations

We were formed on July 25, 2014. As of June 30, 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. As of June 30, 2020, we owned (1) interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $2.5 million.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the overall uncertainty surrounding the COVID-19 pandemic in the United States, it is difficult to project the duration of revenue declines for the industry and our company; however, we currently expect the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into subsequent years. We expect a gradual recovery in revenues as the percentage of the population which has been fully vaccinated increases and restrictions on travel and public gatherings are lifted. However, our future revenues and operating results could be negatively impacted if, among other things, COVID-19 cases increase, more contagious or deadly variants of COVID-19 emerge and continue to spread, state and local governments and businesses reinstate restrictions on travel and public gatherings or consumer sentiment towards travel further deteriorates. It is impossible to predict if or when we will be able to resume pre-COVID-19 levels of operations.

Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020

Revenue

Total revenue increased to $14.9 million for the three months ended June 30, 2021 from $6.5 million for the three months ended June 30, 2020. Hotel revenue increased to $14.9 million for the three months ended June 30, 2021 from $6.5 million for the three months ended June 30, 2020 due to increased hotel occupancies primarily resulting from the relaxation or elimination of restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel. Interest and dividend income decreased to $0 for the three months ended June 30, 2021 from $3,000 for three months ended June 30, 2020 due to the sale of the marketable securities. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of improvements in travel as the U.S. economy recovers from the COVID-19 pandemic.

A comparison of hotel revenues for the hotels owned continuously for the three months ended June 30, 2021 and 2020 follows (all amounts in thousands):

	Three months ended June 30,
	2021	2020	Increase
Residence Inn Austin	$1,128	$433	$695
Springhill Suites Seattle	1,388	582	806
Homewood Suites Woodlands	645	298	347
Hyatt Place Germantown	931	456	475
Hyatt Place North Charleston	626	260	366
Hampton Inn Austin	670	190	480
Residence Inn Grapevine	1,268	549	719
Marriott Courtyard Lyndhurst	1,010	293	717
Hilton Garden Inn Austin	869	308	561
Hampton Inn Great Valley	531	242	289
Embassy Suites Nashville	1,849	561	1,288
Homewood Suites Austin	927	565	362
Townplace Suites Fort Worth	633	474	159
Hampton Inn Houston	484	146	338
Residence Inn Houston Medical Center	1,925	1,109	816
	$16,905	$8,486	$8,486

Revenues for all hotel properties increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased hotel occupancies primarily resulting from relaxed restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel.

Hotel Operating Expenses

Hotel operating expenses increased to $10.5 million for the three months ended June 30, 2021 from $6.5 million for the three months ended June 30, 2020. Such increase was primarily due to increased hotel occupancies primarily resulting from relaxed restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.5 million for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization increased to $3.9 million for the three months ended June 30, 2021 from $3.8 million for the three months ended June 30, 2020. Such increase was primarily due to depreciation of improvements and additions to hotel properties.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.8 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $2.9 million for the three months ended June 30, 2021 from $3.0 million for the three months ended June 30, 2020. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $0 for the three months ended June 30, 2021 compared to a loss of $403,000 for the three months ended June 30, 2020.

Unrealized Gain on Change in Fair Value of Investment in Marketable Securities

Unrealized gain on change in fair value of investment in marketable securities decreased to $0 for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020.

Income Tax Expense

Our income tax expense decreased to $12,000 for the three months ended June 30, 2021 from $24,000 for the three months ended June 30, 2020 due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended June 30, 2021 from the three months ended June 30, 2020 from the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020

Revenue

Total revenue increased to $24.6 million for the six months ended June 30, 2021 from $21.7 million for the six months ended June 30, 2020. Hotel revenue increased to $24.6 million for the six months ended June 30, 2021 from $21.7 million for the six months ended June 30, 2020 due to increased hotel occupancies primarily resulting from relaxed restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel. Interest and dividend income decreased to $1,000 for the six months ended June 30, 2021 from $7,000 for six months ended June 30, 2020 due to the sale of the marketable securities. We expect that room revenue, other hotel revenue and total revenue will each increase in future periods as a result of improvements in travel as the U.S. economy recovers from the COVID-19 pandemic.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the six months ended June 30, 2021 and 2020 (all amounts in thousands):

	Six months ended June 30,		Increase
	2021	2020	(Decrease)
Residence Inn Austin	$1,860	$1,333	$527
Springhill Suites Seattle	2,315	1,835	480
Homewood Suites Woodlands	1,065	876	189
Hyatt Place Germantown	1,486	1,093	393
Hyatt Place North Charleston	928	801	127
Hampton Inn Austin	1,030	1,067	(37)
Residence Inn Grapevine	2,206	2,020	186
Marriott Courtyard Lyndhurst	1,624	1,685	(61)
Hilton Garden Inn Austin	1,544	1,280	264
Hampton Inn Great Valley	750	883	(133)
Embassy Suites Nashville	2,694	2,899	(205)
Homewood Suites Austin	1,554	1,417	137
Townplace Suites Fort Worth	1,089	1,163	(74)
Hampton Inn Houston	787	693	94
Residence Inn Houston Medical Center	3,622	2,664	958
	$26,575	$23,729	$2,845

Revenues for hotel properties increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased hotel occupancies primarily resulting from relaxed restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel.

Hotel Operating Expenses

Hotel operating expenses increased to $18.8 million for the six months ended June 30, 2021 from $17.7 million for the six months ended June 30, 2020. Such increase was primarily due to increased occupancies for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily resulting from relaxed restrictions and other measures imposed in response to the COVID-19 pandemic, rising vaccination rates and increased travel.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $3.4 million for the six months ended June 30, 2021 from $3.5 million for the six months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization remained constant at $7.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $3.8 million for the six months ended June 30, 2021 from $3.3 million for the six months ended June 30, 2020 due to an increase in the allocation of our transfer agent’s fees to operating expenses from offering costs. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $5.9 million for the six months ended June 30, 2021 from $6.0 million for the six months ended June 30, 2020. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $245,000 for the six months ended June 30, 2021 compared to a loss of $440,000 for the six months ended June 30, 2020.

Unrealized (Gain) Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized (gain) loss on change in fair value of investment in marketable securities was a gain of $(397,000) for the six months ended June 30, 2021 compared to a loss of $2.0 million for the six months ended June 30, 2020.

Income Tax Expense (Benefit)

Our income tax benefit was ($69,000) for the six months ended June 30, 2021 compared to our income tax expense of $37,000 for the six months ended June 30, 2020 due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the six months ended June 30, 2021 from the six months ended June 30, 2020.

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

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result of declines in occupancy caused by COVID-19, we anticipate significantly reduced cash from operations until travel increases in the United States. In 2020, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. In addition, as a result of the effects of COVID-19 on the economic environment, the lenders for certain of the mortgage loans secured by our properties granted us temporary deferrals of principal and interest payments. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $(11.1) million and $(4.0) million, respectively. The increase in cash used in operating activities for the six months ended June 30, 2021 was primarily due to the fact we had a net operating loss of $14.8 million and a reduction in accounts payable and accrued expenses of $2.1 million for the six months ended June 30, 2021 compared to a net operating loss of $19.1 million and an increase in accounts payable and accrued expenses of $1.6 million for the six months ended June 30, 2020.

Net Cash Provided by (Used in) Investing Activities

Our cash used in investing activities will vary based on how quickly we invest in acquisitions of real estate and real-estate related investments. Net cash provided by (used in) investing activities for the six months ended June 30, 2021 and 2020 was $1.9 million and $(922,000), respectively. The increase in cash provided by investing activities for the six months ended June 30, 2021 was due the fact that we had proceeds of sales of marketable securities of $2.2 million less additions to hotel properties of $246,000 during the six months ended June 30, 2021 compared to improvements and additions to hotel properties of $1.9 million during the six months ended June 30, 2020.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2021, our cash flows from financing activities consisted primarily of proceeds of note payable to related party and repayment of notes payable. Net cash provided by (used in) financing activities for the six months ended June 30, 2021 and 2020 was $11.9 million and $(1.2) million, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2021 was primarily due to the fact that we had proceeds of a notes payable to related party of $14.1 million for the six months ended June 30, 2021 compared to gross offering proceeds of $10.3 million less dividends paid of $4.4 million and redemptions of common stock of $2.7 million for the six months ended June 30, 2020.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2021, we had cash on hand, cash equivalents and restricted cash of $13.2 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property due to such decreased revenues, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of June 30, 2021, we were current in all payments under the mortgage loans secured by our hotel properties and not otherwise in default under the terms of any of such mortgage loans. However, as of the date of this Quarterly Report, we were not current with respect to the payments due under the mortgage loans secured by our hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders. As of the date of this Quarterly Report, no lenders have initiated foreclosure procedures with respect to any of our properties.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). Pursuant to the terms of the Related Party Note, we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. Also, from February 9, 2021 to June 30, 2021, Moody Capital made a series of advances to us to meet our specific needs. The balance of such advances was $4,067,000 as of June 30, 2021. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the we may extend such maturity date for up to two years at the our discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. Interest will be paid for the Related Party Note and the Second Related Party Note as permitted by our available cash flow, after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay the amounts due under the Related Party Note and Second Related Party Note without any prepayment penalty.

Aggregate Indebtedness

As of June 30, 2021, our outstanding indebtedness totaled $237.9 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2021 and December 31, 2020, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt obligations(1)	$237,922	$2,261	$26,687	$169,850	$39,124
Interest payments on outstanding debt obligations(2)	40,601	5,589	21,296	12,282	1,434
Total	$278,523	$7,850	$47,983	$182,132	$40,558

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2021.

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

As of June 30, 2021, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2021, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2021, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2021, our total operating expenses were $7.0 million, which included $5.2 million in operating expenses incurred directly by us and $1.8 million in operating expenses incurred by our advisor on our behalf. Of that $7.0 million in total operating expenses incurred during four fiscal quarters ended June 30, 2021, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.8 million in operating expenses during four fiscal quarters ended June 30, 2021. As of June 30, 2021, we had $716,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2021.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and six months ended June 30, 2021 and 2020.

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

Inflation

As of June 30, 2021, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of June 30, 2021, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the six months ended June 30, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(5,788)	$(8,797)	$(14,819)	$(19,053)
Adjustments:
Depreciation of real estate	3,869	3,847	7,734	7,687
Loss on sale of marketable securities	—	403	245	440
Funds from Operations	(1,919)	(4,547)	(6,840)	(10,926)
Adjustments:
Loss (gain) on change in fair value of investment in marketable securities	—	(1,785)	(397)	2,027
Amortization of debt issuance costs	169	169	337	339
Modified Funds from Operations	$(1,750)	$(6,163)	$(6,900)	$(8,560)

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2021, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2021 and December 31, 2020, our mortgage notes payable secured by the respective hotel properties, consisted of the following ($ amounts in thousands):

Loan	Principal as of June 30, 2021	Principal as of December 31, 2020	Interest Rate at June 30, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$16,169	$16,169	4.580%	November 1, 2025	Lender forbore in the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	43,028	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,690	8,759	4.690%	April 11, 2025
Hyatt Place Germantown	6,755	6,755	4.300%	May 6, 2023
Hyatt Place North Charleston	6,807	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.

Loan	Principal as of June 30, 2021	Principal as of December 31, 2020	Interest Rate at June 30, 2021	Maturity Date	Loan Modifications
Hampton Inn Austin	$10,358	$10,359	5.426%	January 6, 2024	Four-month deferral of principal and interest payments for August to November, 2020.
Residence Inn Grapevine	12,016	12,016	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	18,628	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,997	17,997	4.530%	December 11, 2024
Hampton Inn Great Valley	7,804	7,804	4.700%	April 11, 2025
Embassy Suites Nashville	40,134	41,057	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.
Homewood Suites Austin	10,542	10,541	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,850	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,290	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,854	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
Total notes payable	237,922	240,130
Less unamortized debt issuance costs	(2,277)	(2,614)
Total notes payable, net of unamortized debt issuance costs	$235,645	$237,516

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency in response to COVID-19. Many governments, including at the federal, state and local level in the United States, instituted a wide variety of unprecedented measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a global economic slowdown.

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, it will take time for the distribution of vaccines to materially affect the spread of COVID-19 and the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective. As a result of the foregoing factors, the COVID-19 pandemic is expected to have a continued adverse impact on economic and market conditions despite the ongoing distribution of vaccines.

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

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy and availability of such vaccines, the extent to which the general population is willing to be vaccinated, the efficacy of currently available vaccines against current and any newly emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, the spread of more infectious or deadly variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows or when, if at all, we will be able to resume pre-COVID-19 levels of operations.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through June 30, 2021, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

As of June 30, 2021, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

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

As of June 30, 2021, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of June 30, 2021, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of June 30, 2021, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended June 30, 2021, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: August 16, 2021	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Robert W. Engel
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