Form 10-Q
period 2021-09-30
Moody National REIT II, Inc.
filed 2021-11-15
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 5, 2021, there were 13,635,429 shares of the registrant’s common stock issued and outstanding, consisting of 12,995,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$416,637	$427,801
Cash and cash equivalents	7,723	4,642
Restricted cash	7,891	5,860
Investment in marketable securities	—	2,037
Accounts receivable, net of allowance for doubtful accounts of $35 at September 30, 2021 and December 31, 2020	1,243	568
Prepaid expenses and other assets	2,874	3,024
Deferred franchise costs, net of accumulated amortization of $362 and $300 at September 30, 2021 and December 31, 2020, respectively	705	767
Total Assets	$437,073	$444,699

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $2,107 and $2,614 as of September 30, 2021 and December 31, 2020, respectively	$234,734	$237,516
Notes payable to related party	20,933	—
Accounts payable and accrued expenses	16,979	17,360
Due to related parties, net	5,210	8,461
Dividends payable	70	70
Total Liabilities	277,926	263,407

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,635 and 13,630 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	136	136
Additional paid-in capital	305,543	305,446
Accumulated deficit	(149,424)	(127,686)
Total stockholders’ equity	156,255	177,896
Noncontrolling interests in Operating Partnership	2,891	3,395
Total Equity	159,146	181,291
TOTAL LIABILITIES AND EQUITY	$437,073	$444,699

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Room revenue	$15,272	$8,581	$38,288	$28,810
Other hotel revenue	1,051	595	2,590	2,075
Total hotel revenue	16,323	9,176	40,878	30,885
Interest and dividend income	—	3	1	10
Total revenue	16,323	9,179	40,879	30,895

Expenses
Hotel operating expenses	10,790	7,871	29,581	25,588
Property taxes, insurance and other	1,276	1,623	4,720	5,158
Depreciation and amortization	3,872	3,852	11,606	11,539
Corporate general and administrative	1,618	1,662	5,372	4,951
Total expenses	17,556	15,008	51,279	47,236

Operating loss	(1,233)	(5,829)	(10,400)	(16,341)

Other expenses (income)
Interest expense and amortization of debt issuance costs	6,149	3,011	12,021	9,049
Loss on sale of marketable securities	—	—	245	440
Unrealized (gain) loss on change in fair value of investment in marketable securities	—	205	(397)	2,231
Total other expenses	6,149	3,216	11,869	11,720

Loss before income taxes	(7,382)	(9,045)	(22,269)	(28,061)

Income tax expense (benefit)	43	28	(27)	65

Net loss	(7,425)	(9,073)	(22,242)	(28,126)

Loss attributable to noncontrolling interests in Operating Partnership	168	206	504	641

Net loss attributable to common stockholders	$(7,257)	$(8,867)	$(21,738)	$(27,485)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.53)	$(0.65)	$(1.59)	$(2.03)
Dividends declared	$0.00	$0.00	$0.00	$0.28
Weighted average common shares outstanding	13,635	13,630	13,635	13,563

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENT OF EQUITY
Three and nine months ended September 30, 2021
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at June 30, 2021	—	$—	13,635	$136	$305,511	$(142,167)	316	$3,059	$166,539
Stock-based compensation	—	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	—	(7,257)	—	(168)	(7,425)
Balance at September 30, 2021	—	$—	13,635	$136	$305,543	$(149,424)	316	$2,891	$159,146

Balance at December 31, 2020	—	$—	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291
Stock-based compensation	—	—	5	—	97	—	—	—	97
Net loss	—	—	—	—	—	(21,738)	—	(504)	(22,242)
Balance at September 30, 2021	—	$—	13,635	$136	$305,543	$(149,424)	316	$2,891	$159,146

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,242)	$(28,126)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,606	11,539
Amortization of debt issuance costs	507	509
Loss on sale of marketable securities	245	440
Unrealized (gain) loss on change in fair value of investment in marketable securities	(397)	2,231
Stock-based compensation	97	129
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(675)	(1)
Prepaid expenses and other assets	150	(341)
Accounts payable and accrued expenses	(381)	4,141
Due to related parties	(3,251)	4,828
Net cash used in operating activities	(14,341)	(4,651)

Cash flows from investing activities
Investment in marketable securities	—	(961)
Proceeds from the sale of marketable securities	2,188	1,954
Improvements and additions to hotel properties	(379)	(2,084)
Net cash provided by (used in) investing activities	1,809	(1,091)

Cash flows from financing activities
Proceeds from issuance of common stock	—	10,259
Redemptions of common stock	—	(2,748)
Offering costs paid	—	(102)
Dividends paid	—	(4,404)
Operating partnership distributions paid	—	(138)
Repayment of notes payable	(3,289)	(1,517)
Proceeds from notes payable to related party	20,933	—
Repayment of notes payable to related party	—	(2,894)
Net cash provided by (used in) financing activities	17,644	(1,544)

Net change in cash and cash equivalents and restricted cash	5,112	(7,286)
Cash and cash equivalents and restricted cash at beginning of period	10,502	15,948
Cash and cash equivalents and restricted cash at end of period	$15,614	$8,662

Supplemental Disclosure of Cash Flow Activity
Interest paid	$11,662	$4,387
Income tax paid	$141	$2
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Increase in accrued offering costs due to related party	$—	$427
Issuance of common stock from dividend reinvestment plan	$—	$1,392
Dividends payable	$—	$70

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2021, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is not current with respect to the payments due under certain of the mortgage loans secured by the Company’s hotel properties and are engaged in discussions regarding modification of the terms of such mortgage loans with the lenders and other accommodations. As discussed in Note 4, “Debt,” certain of the Company’s lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

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

As of September 30, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2021.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2016 through 2020 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Income Taxes.”

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

Concentration of Risk

As of September 30, 2021, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2021 and 2020.

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

Investment in Marketable Securities

Investment in marketable securities of $0 and $2.0 million at September 30, 2021 and December 31, 2020, respectively, consists primarily of common stock investments in other REITs and which are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the three months ended September 30, 2021 and 2020, unrealized loss on change in fair value of investment in marketable securities was $0 and $205,000, respectively. For the nine months ended September 30, 2021 and 2020, unrealized loss on change in fair value of investment in marketable securities was $397,000 and $(2.2 million), respectively. For the three months ended September 30, 2021 and 2020, realized gain (loss) on sale of marketable securities was $0. For the nine months ended September 30, 2021 and 2020, realized loss on sale of marketable securities was $245,000 and $440,000, respectively.

Dividend income is recognized when earned. For the three months ended September 30, 2021 and 2020, dividend income of $0 and $3,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, dividend income of $1,000 and $9,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $362,000 and $300,000 as of September 30, 2021 and December 31, 2020, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021	$21
2022	82
2023	77
2024	77
2025	77
Thereafter	371
Total	$705

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $5.2 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively. Expected future amortization of debt issuance costs as of September 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021	$170
2022	677
2023	632
2024	440
2025	154
Thereafter	34
Total	$2,107

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 1,250 and 5,000 shares as of September 30, 2021 and December 31, 2020, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2021 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,828
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	42,834
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,636
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,755
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,770
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,359
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	12,016
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,526
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,997
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,804
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	39,868
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,541
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,817
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,236
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,854
Totals				$451,771	2,123	$236,841

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of September 30, 2021.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 5, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at September 30, 2021 and December 31, 2020 (all amounts in thousands):

	September 30, 2021	December 31, 2020
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	60,535	60,155
Total cost	476,200	475,820
Accumulated depreciation	(59,563)	(48,019)
Investment in hotel properties, net	$416,637	$427,801

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2021, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2021 and December 31, 2020, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2021	Principal as of December 31, 2020	Interest Rate at September 30, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$15,828	$16,169	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	42,834	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,636	8,759	4.690%	April 11, 2025
Hyatt Place Germantown	6,755	6,755	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 million and were paid to lender in October 2021.

Hyatt Place North Charleston	6,770	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	10,359	10,359	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.
Residence Inn Grapevine	12,016	12,016	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021 million. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,526	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,997	17,997	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021 million. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Hampton Inn Great Valley	7,804	7,804	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.

Embassy Suites Nashville	39,868	41,057	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.
Homewood Suites Austin	10,541	10,541	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021 million. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Townplace Suites Fort Worth	5,817	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,236	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,854	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
Total notes payable	236,841	240,130
Less unamortized debt issuance costs	(2,107)	(2,614)
Total notes payable, net of unamortized debt issuance costs	$234,734	$237,516

Monthly payments of principal and interest are due and payable until the maturity date.

Scheduled maturities of the Company’s notes payable as of September 30, 2021 are as follows (all amounts in thousands):

Years ending December 31,
2021	$1,223
2022	5,010
2023	21,724
2024	91,710
2025	78,050
Thereafter	39,124
Total	$236,841

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10,000,000 as of September 30, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10,000,000 as of September 30, 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $933,000 as of September 30, 2021.

Interest will be paid for the Related Party Note, the Second Related Party Note, and the Third Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty.

The estimated fair value of the Company’s notes payable as of September 30, 2021 and December 31, 2020, respectively, was $237 million and $240 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2021, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of September 30, 2021
Class A Shares	12,995
Class T Shares	481
Class I Shares	159
Total	13,635

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Third Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2021 and December 31, 2020 was $2.9 million and $3.4 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $168,000 and $206,000 for the three months ended September 30, 2021 and 2020, respectively, and was $504,000 and $641,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5%. of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2021, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2021, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2021 and 2020.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and nine months ended September 30, 2021 and 2020.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2021 and 2020, the Company incurred property management fees of $861,000 and $943,000, respectively, and accounting fees of $112,000 and $112,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred property management fees of $2.6 million and $2.4 million, respectively, and accounting fees of $337,000 and $337,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2021, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2021 and 2020, the Company incurred asset management fees of $1.2 million payable to Advisor, and for the nine months ended September 30, 2021 and 2020, the Company incurred asset management fees of $3.6 million payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of September 30, 2021, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2021, total operating expenses of the Company were $6.9 million, which included $5.2 million in operating expenses incurred directly by the Company and $1.7 million incurred by the Advisor on behalf of the Company. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2021, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.7 million during the four fiscal quarters ended September 30, 2021. As of September 30, 2021, the Company had $569,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” for a description of notes payable to related party. The balance of such notes was $20,933,000 as of September 30, 2021.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2021, there were 1,940,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $33,000 and $1,000 for the three months ended September 30, 2021 and 2020, respectively, and $97,000 and $129,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 1,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan and $359 remaining unrecognized compensation expense associated with non-vested shares.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares granted on November 12, 2020	5,000	$23.50
Shares vested	(7,500)	$23.22

Balance of non-vested shares as of December 31, 2020	5,000	$23.50
Shares vested	(3,750)	$23.50
Balance of non-vested shares as of September 30, 2021	1,250	$23.50

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2021, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Real estate taxes	$1,058	$2,235
Insurance	1	148
Hotel furniture and fixtures	3,790	1,762
Debt service	2,884	1,557
Property improvement plan	158	158
Total restricted cash	$7,891	$5,860

Franchise Agreements

As of September 30, 2021, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 2.5% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1.4 million and $804,000 for the three months ended September 30, 2021 and 2020, respectively, and $3.5 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2021, the Company had operating loss carry-forwards of $7.8 million.

The Company had deferred tax assets of $2.3 million as of September 30, 2021 and December 31, 2020, net of a valuation allowance of $13.5 million and $10.0 million as of September 30, 2021 and December 31, 2020, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2021, the TRS had a net operating loss carry-forward of $58.5 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current expense	$43	$28	$(27)	$65
Deferred benefit	(955)	(1,747)	(3,524)	(4,851)
Valuation provision for deferred benefit	955	1,747	3,524	4,851
Total expense	$43	$28	$(27)	$65

Federal	$(955)	$(1,747)	$(3,524)	$(4,851)
Valuation provision for federal taxes	955	1,747	3,524	4,851
State	43	28	(27)	65
Total tax expense	$43	$28	$(27)	$65

On September 30, 2021, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

Economic Injury Disaster Loans

The Company has entered into fourteen loan agreements for Economic Injury Disaster Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with the balances due 30 years from the dates of the Loans. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property.

COVID-19 Pandemic

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

In addition to COVID-19, other factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;

●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;

●	foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital; and

●	changes in interest rates.

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

As of September 30, 2021, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Our principle executive offices are located at 9655 Katy Freeway, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on our financial condition and operating results.

Since December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, including at the federal, state and local level in the United States, have instituted a wide variety of unprecedented measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a global economic slowdown.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are not current with respect to the payments due under certain of the mortgage loans secured by our hotel properties. We are engaged in ongoing discussions with the lenders regarding modification of the terms of such mortgage loans and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain of our lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Results of Operations

We were formed on July 25, 2014. As of September 30, 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. As of September 30, 2020, we owned (1) interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and (2) investments in marketable securities valued at $2.3 million.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the overall uncertainty surrounding the COVID-19 pandemic in the United States, it is difficult to project the duration of revenue declines for the industry and our company; however, we currently expect the decline in revenue and operating results as compared to 2019 to continue through the remainder of 2021 and potentially into subsequent years. We expect a gradual recovery in revenues as the percentage of the population which has been fully vaccinated increases and restrictions on travel and public gatherings are lifted. However, our future revenues and operating results could be negatively impacted if, among other things, COVID-19 cases increase, more contagious or deadly variants of COVID-19 emerge and continue to spread, state and local governments and businesses reinstate restrictions on travel and public gatherings or consumer sentiment towards travel further deteriorates. It is impossible to predict if or when we will be able to resume pre-COVID-19 levels of operations.

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

Revenue

Hotel revenue increased to $16.3 million for the three months ended September 30, 2021 from $9.2 million for the three months ended September 30, 2020 due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine. Interest and dividend income decreased to $0 for the three months ended September 30, 2021 from $3,000 for three months ended September 30, 2020 due to the sale of all marketable securities during first quarter of 2021.

A comparison of hotel revenues for the hotels we owned continuously for the three months ended September 30, 2021 and 2020 follows (all amounts in thousands):

	Three months ended September 30,
	2021	2020	Increase
Residence Inn Austin	$1,043	$727	$316
Springhill Suites Seattle	1,714	819	895
Homewood Suites Woodlands	648	412	236
Hyatt Place Germantown	856	706	150
Hyatt Place North Charleston	737	347	390
Hampton Inn Austin	720	235	485
Residence Inn Grapevine	1,448	629	819
Marriott Courtyard Lyndhurst	1,251	581	670
Hilton Garden Inn Austin	892	300	592
Hampton Inn Great Valley	680	375	305
Embassy Suites Nashville	2,353	799	1,554
Homewood Suites Austin	928	700	228
Townplace Suites Fort Worth	631	602	29
Hampton Inn Houston	493	235	258
Residence Inn Houston Medical Center	1,929	1,709	220
	$16,323	$9,176	$7,147

Revenues for all hotel properties increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Hotel Operating Expenses

Hotel operating expenses increased to $10.8 million for the three months ended September 30, 2021 from $7.9 million for the three months ended September 30, 2020. Such increase was primarily due to increased occupancies for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.3 million for the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization was $3.9 million for the three months ended September 30, 2021 and 2020. The depreciation and amortization did not change materially because there were few additions to hotel properties made during the three months ended September 30, 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $1.6 million for the three months ended September 30, 2021 and $1.7 million for the three months ended September 30, 2020. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $6.1 million for the three months ended September 30, 2021 from $3.0 million for the three months ended September 30, 2020 due to penalties and late charges incurred on many of our mortgage loans. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

Unrealized loss on change in fair value of investment in marketable securities decreased to $0 for the three months ended September 30, 2021 from $205,000 for the three months ended September 30, 2020. Such unrealized loss was due to a decrease in the value of our marketable securities.

Income Tax Expense

Our income tax expense increased to $43,000 for the three months ended September 30, 2021 from $28,000 for the three months ended September 30, 2020 due to an increase in state taxable income for the three months ended September 30, 2021 from the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

Revenue

Hotel revenue increased to $40.9 million for the nine months ended September 30, 2021 from $30.9 million for the nine months ended September 30, 2020 due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine. Interest and dividend income decreased to $1,000 for the nine months ended September 30, 2021 from $10,000 for nine months ended September 30, 2020 due to the sale of all marketable securities during first quarter of 2021.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the nine months ended September 30, 2021 and 2020 (all amounts in thousands):

	Nine months ended September 30,		Increase
	2021	2020	(Decrease)
Residence Inn Austin	$2,904	$2,060	$844
Springhill Suites Seattle	4,028	2,654	1,374
Homewood Suites Woodlands	1,713	1,288	425
Hyatt Place Germantown	2,342	1,799	543
Hyatt Place North Charleston	1,665	1,148	517
Hampton Inn Austin	1,750	1,302	448
Residence Inn Grapevine	3,654	2,649	1,005
Marriott Courtyard Lyndhurst	2,875	2,266	609
Hilton Garden Inn Austin	2,436	1,580	856
Hampton Inn Great Valley	1,430	1,258	172
Embassy Suites Nashville	5,047	3,697	1,350
Homewood Suites Austin	2,481	2,117	364
Townplace Suites Fort Worth	1,721	1,765	(44)
Hampton Inn Houston	1,281	927	354
Residence Inn Houston Medical Center	5,551	4,375	1,176
	$40,878	$30,885	$9,993

Revenues for all hotel properties except one increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Hotel Operating Expenses

Hotel operating expenses increased to $29.6 million for the nine months ended September 30, 2021 from $25.6 million for the nine months ended September 30, 2020. Such increase was primarily due to increased occupancies for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $4.7 million for the nine months ended September 30, 2021 from $5.2 million for the nine months ended September 30, 2020. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization increased to $11.6 million for the nine months ended September 30, 2021 from $11.5 million for the nine months ended September 30, 2020. The increase in depreciation and amortization was primarily due to the fact there were some additions to hotel properties made during the year ended September 30, 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $5.4 million for the nine months ended September 30, 2021 and $5.0 million for the nine ended September 30, 2020. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $12.0 million for the nine months ended September 30, 2021 from $9.0 million for the nine months ended September 30, 2020 due to the penalties and late charges incurred on many of our mortgage loans. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $245,000 for the nine months ended September 30, 2021 compared to $440,000 for the nine months ended September 30, 2020.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

We had an unrealized gain on change in fair value of investment in marketable securities of $397,000 for the nine months ended September 30, 2021 compared to an unrealized loss of $2.2 million for the nine months ended September 30, 2020. Such unrealized gain was due to an increase in the value of our marketable securities.

Income Tax (Benefit) Expense

Our income tax benefit was $27,000 for the nine months ended September 30, 2021 compared to an income tax expense of $65,000 for the nine months ended September 30, 2020. This change was due to a decrease in state taxable income for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

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

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result of declines in hotel occupancy caused by COVID-19, we anticipate significantly reduced cash from operations until travel recovers to pre-pandemic levels in the United States. In 2020, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. In addition, as a result of the effects of COVID-19 on the economic environment, the lenders for certain of the mortgage loans secured by our properties granted us temporary deferrals of principal and interest payments. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $14.3 million and $4.7 million, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2021 was primarily due to the fact that we reduced accounts payable and accrued expenses and due to related parties by $381,000 and $3.3 million, respectively, for the nine months ended September 30, 2021 compared to an increase in accounts payable and accrued expenses and due to related parties of $4.1 million and $4.8 million, respectively, for the nine months ended September 30, 2020.

Net Cash Provided By (Used in) Investing Activities

Our cash used in investing activities will vary based on how quickly we invest our available cash. Net cash provided by (used in) investing activities for the nine months ended September 30, 2021 and 2020 was $1.8 million and $(1.1) million, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2021 was due to a decrease in investment in marketable securities, increase in proceeds from the sale of marketable securities and a decrease in improvements and additions to hotel properties for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Net Cash Provided by (Used) in Financing Activities

For the nine months ended September 30, 2021, our cash flows from financing activities consisted primarily of proceeds of notes receivable from related parties net of repayment of debt. Net cash provided by (used in) financing activities for the nine months ended September 30, 2021 and 2020 was $17.6 million and $(1.5) million, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the fact that we had proceeds of notes receivable from related parties of $20.9 million for the nine months ended September 30, 2020 compared to cash used in financing activities for dividends paid, repayment of notes payable to related parties, and redemptions of common stock net of proceeds from issuance of common stock of $10.3 million for the nine months ended September 30, 2020.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2021, we had cash on hand, cash equivalents and restricted cash of $15.6 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. Due to the significant adverse effect that the COVID-19 pandemic has had on the operating results of our hotel properties, as of the date of this Quarterly Report, we were not current with respect to the payments due under certain of the mortgage loans secured by our hotel properties. We are engaged in ongoing discussions with our lenders regarding modifications to the terms of such mortgage loans and other accommodations. Certain of our lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments, and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. See Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), our affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10,000,000 as of September 30, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific [cash flow] needs. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10,000,000 as of September 30, 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to us to meet our specific [cash flow] needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $933,000 as of September 30, 2021.

Interest will be paid for the Related Party Note, the Second Related Party Note, and the Third Related Party Note as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay the amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty.

Aggregate Indebtedness

As of September 30, 2021, our outstanding indebtedness totaled $235 million, which includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2021 and December 31, 2020, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt obligations(1)	$236,841	$1,223	$26,734	$169,760	$39,124
Interest payments on outstanding debt obligations(2)	37,764	2,777	21,293	12,260	1,434
Total	$274,605	$4,000	$48,027	$182,020	$40,558

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2021.

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

As of September 30, 2021, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2021, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2021, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2021, our total operating expenses were $6.9 million, which included $5.2 million in operating expenses incurred directly by us and $1.7 million in operating expenses incurred by our advisor on our behalf. Of that $6.9 million in total operating expenses incurred during four fiscal quarters ended September 30, 2021, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.7 million in operating expenses during four fiscal quarters ended September 30, 2021. As of September 30, 2021, we had $569,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2021.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2016 through 2020 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2021 and 2020.

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

Inflation

As of September 30, 2021, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of September 30, 2021, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the nine months ended September 30, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Third Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(7,425)	$(9,073)	$(22,242)	$(28,126)
Adjustments:
Depreciation of real estate	3,872	3,852	11,606	11,539
Loss (gain) on sale of marketable securities	—	—	245	440
Funds from Operations	(3,553)	(5,221)	(10,391)	(16,147)
Adjustments:
Unrealized loss (gain) on change in fair value of investment in marketable securities	—	205	(397)	2,231
Amortization of debt issuance costs	170	170	507	509
Modified Funds from Operations	$(3,383)	$(4,846)	$(10,281)	$(13,407)

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Economic Injury Disaster Loans

We have entered into fourteen loan agreements for Economic Injury Disaster Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with the balances due 30 years from the dates of the Loans. The Loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property.

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

As of September 30, 2021, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2021 and December 31, 2020, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2021	Principal as of December 31, 2020	Interest Rate at September 30, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$15,828	$16,169	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	42,834	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,636	8,759	4.690%	April 11, 2025
Hyatt Place Germantown	6,755	6,755	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 million and were paid to lender in October 2021.

Hyatt Place North Charleston	6,770	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	10,359	10,359	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.
Residence Inn Grapevine	12,016	12,016	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021 million. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,526	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,997	17,997	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021 million. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Hampton Inn Great Valley	7,804	7,804	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.

Embassy Suites Nashville	39,868	41,057	4.2123%	July 11, 2025	April 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.
Homewood Suites Austin	10,541	10,541	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021 million. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Townplace Suites Fort Worth	5,817	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,236	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,854	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
Total notes payable	236,841	240,130
Less unamortized debt issuance costs	(2,107)	(2,614)
Total notes payable, net of unamortized debt issuance costs	$234,734	$237,516

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through September 30, 2021, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

The ongoing COVID-19 pandemic has had a significant adverse effect on the hospitality industry and increased the risk that we will be unable to satisfy our debt service obligations and become subject to foreclosure actions initiated by lenders and other adverse consequences.

We generally finance a portion of the purchase price of our investments by borrowing funds. Our failure to comply with the covenants in our existing loan agreements, or inability to make required principal and interest payments, could cause a default under the applicable loan agreement, which could result in fees, penalties and the acceleration of the outstanding debt. If a lender accelerates the repayment of a loan due to our default, we may be required to repay such loan with capital obtained from other sources, which may not be available to us or may only be available on unfavorable terms. If we default under a loan we may become involved in litigation related to matters concerning the loan and the remedies available to the lender, which could result in significant legal costs. Additionally, defaulting under a loan may damage our reputation as a borrower and limit our ability to secure financing on attractive terms in the future.

Incurring mortgage debt increases our risk of loss since our default on indebtedness secured by one of our properties may result in the lender initiating foreclosure actions on the property. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We generally seek to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, However, if any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties.

The ongoing COVID-19 pandemic has had a significant adverse effect on the hospitality industry and increased the risk that we will be unable to satisfy our debt service obligations and become subject to foreclosure actions initiated by lenders. Due to the significant adverse effect that the COVID-19 pandemic has had on the operating results of our hotel properties, as of the date of this Quarterly Report we are not current with respect to the payments due under certain of the mortgage loans secured by our hotel properties. We are engaged in ongoing discussions with our lenders regarding modifications to the terms of such mortgage loans and other accommodations. Certain of our lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments, and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

As of September 30, 2021, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

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

As of September 30, 2021, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of September 30, 2021, we used $166.4 million of the net proceeds from our initial public offering and follow-on offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of September 30, 2021, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended September 30, 2021, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: November 15, 2021	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Robert W. Engel
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