Form 10-K
period 2021-12-31
Moody National REIT II, Inc.
filed 2022-03-30
CIK 1615222

?
>

..’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There is no established market for the registrant’s shares of common stock. There were 13,635,429 shares of the registrant’s common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2022, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

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

The most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including new variants thereof, on our business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy, and availability of such vaccines, the willingness of the general population to be vaccinated, the duration of associated immunity and efficacy of the available vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, the continued spread of more contagious variants or other factors, the reduction or reversal of containment measures in certain communities, and the direct and indirect economic effects of the pandemic.

In addition to COVID-19, other factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;
●	foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties;
●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;
●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;
●	our ability to compete in the hotel industry;
●	adverse developments affecting our sponsor and its affiliates;
●	the availability of cash flow from operating activities for distributions;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;
●	the availability of capital; and
●	changes in interest rates

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

i

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 pandemic) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

Risks Related to Our Organizational Structure

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.
●	We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties.
●	Our success depends on the performance of our sponsor and affiliates of our sponsor.
●	We cannot guarantee that we will make distributions. We may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We suspended the payment of distributions in March 2020 and have not resumed distribution payments.
●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
●	Stockholders should not rely on any estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock.
●	NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

Risks Related to Investments in Real Estate

●	The COVID-19 pandemic has, and is expected to continue to, adversely affect our financial condition and operating results.
●	Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.
●	Our concentration of investments in the hospitality sector may leave our profitability vulnerable to a downturn or slowdown in the sector.
●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.
●	We may have difficulty selling our properties, which may limit our ability to pay distributions.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.
●	Our properties face significant competition.
●	We may change our investment and operational policies without stockholder consent.

Risks Related to Investments in Real Estate-Related Securities

●	We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market.

ii

●	We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility.

Risks Related to Debt Financing

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.
●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur
●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.
●	Lenders may require us to enter into restrictive covenants relating to our operations.

Risks Related to Conflicts of Interest and Our Relationship with our Advisor

●	We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.
●	The fees we pay to our advisor in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
●	We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Risks Related to our REIT Status and Certain Other Tax Items

●	If we fail to qualify as a real estate investment trust (“REIT”), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.
●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities.
●	Compliance with the REIT requirements may force us to liquidate otherwise attractive investments.
●	If the leases of our hotel properties to taxable REIT subsidiary lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
●	We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
●	Our board of directors is authorized to revoke our REIT election without stockholder approval.

iii

PART I

ITEM 1.	Business

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

As of December 31, 2021, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

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

COVID-19 has dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in bookings, occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects. If operation at any of our hotel properties are suspended, we cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt”, to the consolidated financial statements included in this Annual Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations

In accordance with local government recommendations and guidance, many of the employees of our advisor have been working remotely since March 2020. Although our advisor has implemented protocols for remote work and is leveraging technology to ensure that its employees remain connected and productive, there can be no guarantee that such work conditions will not have an adverse impact on the ability of our advisor to effectively perform its duties.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, or the Merger, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, or the Partnership Merger, were completed. We refer to the Merger and the Partnership Merger herein as the “Mergers.” For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.” of our Annual Report on Form 10-K, as filed with the SEC on March 31, 2020, and the notes to the consolidated financial statements included in this Annual Report.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;
●	pay regular cash distributions to stockholders; and
●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

There can be no guarantee that we will achieve the foregoing objectives. We suspended the payment of distributions in March 2020 and there is no guarantee when we will resume the payment of distributions.

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

Investment Portfolio

As of December 31, 2021, our portfolio included interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2021 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,757
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	42,634
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,594
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,524
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,730
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,073
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,625
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,420
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,564
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,617
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	39,660
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,311
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,783
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,181
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,703
Totals				$451,771	2,123	$234,176

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2021.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 4, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 4, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the Mergers.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2021, our total outstanding indebtedness was $242 million. This amount did not exceed 300% of the value of our net assets.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. See Note 4, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions. Due to the effects of COVID-19, these typical seasonal patterns did not have as significant of an impact on the overall fluctuations in occupancy rates and hotel revenues during 2021.

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

As of December 31, 2021, we held interests in 15 hotel properties located in six states, comprising a total of 2,123 rooms. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

On March 25, 2022, our board of directors determined an estimated NAV per share of each of our Class A shares, Class T shares and Class I shares of $19.40 as of December 31, 2021. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2021 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

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

We intend to determine an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year, or more frequently, in the sole discretion of our board of directors, and intend to disclose that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. Due to the unprecedented effects of the ongoing COVID-19 pandemic on our financial condition and the hospitality sector as a whole, our board of directors was unable to determine an estimated NAV per share as of December 31, 2020 in accordance with our historical practice. Our board of directors determined an estimated NAV per share as of December 31, 2021, and we expect to continue to do so at least annually going forward. We may not calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the “Contingent Advisor Payment,” as described in Note 6, “Related Party Arrangements,” would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, may only be annually.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through December 31, 2021, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or sources other than cash flow from operations which we may use to fund distributions.

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

On March 24, 2020, our board of director unanimously approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and is expected to continue to have on our hotel properties. There can be no assurance when the payment of distributions will resume, it at all.

We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the years ended December 31, 2021 and 2020, we had net losses of $27.9 million and $36.4 million, respectively. We incurred a net loss attributable to common stockholders of $27.3 million and $35.6 million for the years ended December 31, 2021 and 2020, respectively. Our accumulated deficits were $155.0 million and $127.7 million as of December 31, 2021 and 2020, respectively. We may incur net losses in the future and may continue to have an accumulated deficit.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2021, we had issued 55,000 shares of restricted stock to our independent directors pursuant to that plan.

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

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy, and availability of such vaccines, the extent to which the general population is willing to be vaccinated, the efficacy of currently available vaccines against current and any newly emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, the spread of more infectious or deadly variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows or when, if at all, we will be able to resume pre-COVID-19 levels of operations.

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

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our hotels, operations and business. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

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

The ongoing COVID-19 pandemic has had a significant adverse effect on the hospitality industry and increased the risk that we will be unable to satisfy our debt service obligations and become subject to foreclosure actions initiated by lenders. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments, and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

As of December 31, 2021, we owned interests in fifteen hotel properties located in six states with a total of 2,123 rooms. For more information on our hotel properties see Part I, Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 6, 2022, there were 13,640,429 shares of our common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

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

Determination of Estimated Net Asset Value per Share

On March 25, 2022, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares of $19.40 as of December 31, 2021. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2021. We are providing the estimated NAV per share in part to assist broker-dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. In determining the estimated NAV per share, our board relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2021. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, which we refer to herein as the Appraiser. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2021. A summary of methodologies, assumptions and limitations follows the table (in thousands except per share amounts) (amounts in the table are unaudited).

Investment in hotel properties	$531,400
Cash, cash equivalents and restricted cash	19,281
Other assets	4,589
$555,270

Notes payable and notes payable to related party	$270,150
Other liabilities	15,151
Special limited partnership interests	1
Noncontrolling interests in Operating Partnership	5,401
Total liabilities, special limited partnership interests and noncontrolling interests in Operating Partnership	$290,703
Estimated value	$264,567

Common stock outstanding	13,640
Estimated value per share	$19.40

As of December 31, 2021, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$38.96
Notes payable and notes payable to related party	(19.81)
Other assets, liabilities, and special limited partnership interests	0.65
Noncontrolling interests in Operating Partnership	(0.40)
Estimated value per share	$19.40

Investment in Hotel Properties

As of December 31, 2021, we owned interests in 15 hotel properties. The Appraiser appraised the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, the Appraiser reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, the Appraiser (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, the Appraiser developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2022 forecasts and 2022 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, the Appraiser determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. The Appraiser made deductions for capital expenditures based on discussions with our advisor, its review of the applicable property’s improvements and estimates of reserves for replacements going forward. The discount rates and capitalization rates used to value our hotel properties were selected and applied on a property-by-property basis and were selected based on several factors, including but not limited to industry surveys, discussions with industry professionals, hotel type, franchise, location, age, current room rates and other factors that the Appraiser deemed appropriate. The following summarizes the overall discount rates and capitalization rates used by the Appraiser:

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

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$19.90	$18.88
Discount Rate	$19.99	$18.77

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

Notes Payable and Notes Payable to Related Party

As of December 31, 2021, we had 15 mortgage notes payable, 15 Economic Injury Disaster Loans of $500,000 each from the U.S. Small Business Administration which are secured by our tangible and intangible personal property, and three notes payable to related party. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board to be equal to their carrying value as of December 31, 2021 due to their short maturities.

Limitations of the Estimated NAV per Share

The various factors considered by our board in determining the estimated NAV per share were based on a number of assumptions and estimates that may not be accurate or complete. Different parties using different assumptions or different estimates could derive a different estimated NAV per share. The estimated NAV per share is not audited and does not represent the value of our assets or liabilities according to GAAP. Moreover, the estimated NAV per share determined by the board is not a representation, assurance, warranty or guarantee that, among other things:

●	a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares;

●	a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon a liquidation of our assets and settlement of our liabilities or upon our sale;

●	our shares would trade at the estimated NAV per share on a national securities exchange;

●	another independent third-party appraiser or third-party valuation firm would agree with the estimated NAV per share; or

●	the estimated NAV per share, or the methods used to determine the estimated NAV per share, will be acceptable to FINRA, the SEC, any state securities regulatory entity or in accordance with ERISA or with any other regulatory requirements.

Further, the estimated NAV per share is as of December 31, 2021 and is based on the estimated value of our assets as of December 31, 2021. We did not make any adjustments to the valuation for the impact of other transactions or events occurring subsequent to December 31, 2021. The value of our common stock will fluctuate over time in response to developments related to individual assets in our portfolio, the management of those assets, and in response to the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2021 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

Sales of Unregistered Securities

Pursuant to our independent directors compensation plan, on the date of each of the first four annual meetings of our stockholders at which an independent director is re-elected to the board, he or she will receive 2,500 shares of restricted stock. The shares of restricted common stock vest in four equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of our company. On November 12, 2021, each of John P. Thompson and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan. The shares of restricted stock issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. All shares of common stock issued pursuant to the independent directors compensation plan are Class A Shares. For more information on our independent directors compensation plan, see Part III, Item 11, “Executive Compensation—Compensation of our Directors.”

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

As of December 31, 2021, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

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

As of December 31, 2021, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from possible future debt refinancing or sales of properties to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of December 31, 2021, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of December 31, 2021, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended December 31, 2021, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Third Quarter 2021	—	—	—
Fourth Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

For the year ended December 31, 2021, we had cash used in operating activities of $22.9 million, and $(12.2) million in funds from operations. For the year ended December 31, 2020, we had cash used in operating activities of $4.2 million, and $(20.4) million in funds from operations. For the year ended December 31, 2021, we did not pay any distributions. For the year ended December 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. The tax composition of our distributions declared for the year ended December 31, 2020 was as follows:

2020
Ordinary Income	0.00%
Capital Gain	0.00%
Return of Capital	100.00%
Total	100.00%

ITEM 6.            Selected Financial Data

Selected Financial Data

The following selected financial data as of December 31, 2021, 2020, 2019, 2018, and 2017, and for the years ended December 31, 2021, 2020, 2019, 2018, and 2017, should be read in conjunction with (i) the accompanying consolidated financial statements and related notes thereto beginning on Page F-1 of this Annual Report and (ii) the information set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of results for any future period.

	(in thousands) As of December 31,
Selected Financial Data	2021	2020	2019	2018	2017
BALANCE SHEET DATA:
Total assets	$436,842	$444,578	$467,666	$424,902	$446,476
Total liabilities	$283,364	$263,286	$254,549	$237,054	$274,962
Special limited partnership interests	$1	$1	$1	$1	$1
Total equity	$153,477	$181,291	$213,116	$187,847	$171,513

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
STATEMENT OF OPERATIONS DATA:
Total revenue	$56,618	$39,403	$84,677	$80,841	$36,569
Total expenses	$84,565	$75,724	$97,419	$90,353	$50,948
Income tax (benefit) expense	$(17)	$107	$183	$158	$666
Net loss	$(27,930)	$(36,428)	$(12,925)	$(9,670)	$(15,045)

STATEMENT OF CASH FLOWS DATA:
Net cash (used in) provided by operating activities	$(22,859)	$(4,163)	$6,490	$4,260	$(10,609)
Net cash provided by (used in) investing activities	$1,618	$510	$(9,298)	$7,112	$(77,713)
Net cash provided by (used in) financing activities	$30,020	$(1,793)	$(438)	$(13,913)	$88,609

OTHER DATA:
Dividends declared	$—	$3,828	$20,991	$16,812	$9,562

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2021, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. As of December 31, 2020, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms and investments in marketable securities valued at $2.0 million.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the overall uncertainty surrounding the COVID-19 pandemic in the United States, it is difficult to project the duration of revenue declines for the industry and our company; however, we currently expect the decline in revenue and operating results as compared to 2019 to continue through the remainder of 2022 and potentially into subsequent years. We expect a gradual recovery in revenues as the percentage of the population which has been fully vaccinated increases, restrictions on travel and public gatherings continue to be lifted and levels of travel increase. However, our future revenues and operating results could be negatively impacted if, among other things, rates of COVID-19 cases increase, more contagious or deadly variants of COVID-19 emerge and spread, state and local governments and businesses reinstate restrictions on travel and public gatherings or consumer sentiment toward travel deteriorates. It is impossible to predict if or when we will be able to resume pre-COVID-19 levels of operations.

Revenue

Hotel revenue increased to $56.6 million for the year ended December 31, 2021 from $39.4 million for the year ended December 31, 2020 due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccines. Interest and dividend income decreased to $1,000 for the year ended December 31, 2021 from $10,000 for year ended December 31, 2020 due to sales of marketable securities during first quarter of 2021.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the years ended December 31, 2021 and 2020 (all amounts in thousands).

	Years ended December 31,
	2021	2020	Increase
Residence Inn Austin	$3,975	$2,624	$1,351
Springhill Suites Seattle	5,433	3,455	1,978
Homewood Suites Woodlands	2,346	1,707	639
Hyatt Place Germantown	3,090	2,429	661
Hyatt Place North Charleston	2,239	1,515	724
Hampton Inn Austin	2,641	1,534	1,107
Residence Inn Grapevine	4,926	3,350	1,576
Marriott Courtyard Lyndhurst	4,240	2,920	1,320
Hilton Garden Inn Austin	3,460	1,846	1,614
Hampton Inn Great Valley	2,049	1,548	501
Embassy Suites Nashville	7,491	4,555	2,936
Homewood Suites Austin	3,549	2,667	882
Townplace Suites Fort Worth	2,314	2,290	24
Hampton Inn Houston	1,685	1,175	510
Residence Inn Houston Medical Center	7,179	5,778	1,401
	$56,617	$39,393	$17,224

Revenues for all hotel properties increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Hotel Operating Expenses

Hotel operating expenses increased to $41.3 million for the year ended December 31, 2021 from $33.5 million for the year ended December 31, 2020. Such increase was primarily due to increased hotel occupancies resulting from an increase in travel in response to the COVID-19 vaccines.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $6.1 million for the year ended December 31, 2021 from $7.0 million for the year ended December 31, 2020. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization increased to $15.5 million for the year ended December 31, 2021 from $15.4 million for the year ended December 31, 2020. The increase in depreciation and amortization was primarily due to the fact there were additions to hotel properties made during the years ended December 31, 2021 and 2020.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $6.7 million for the year ended December 31, 2021 from $6.5 million for the year ended December 31, 2020. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $15.2 million for the year ended December 31, 2021 from $12.1 million for the year ended December 31, 2020 due to costs related to loan modifications as discussed in Note 4, “Debt,” and increases in the balances of notes payable and notes payable to related party. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $245,000 for the year ended December 31, 2021 compared to a loss of $676,000 for the year ended December 31, 2020.

Unrealized Loss on Change in Fair Value of Investment in Marketable Securities

We had an unrealized gain in fair value of investment in marketable securities of $397,000 for the year ended December 31, 2021 compared to an unrealized loss of $629,000 for the year ended December 31, 2020. Such unrealized gain was due to an increase in the value of our marketable securities.

Income Tax Expense

Our income tax benefit was $17,000 for the year ended December 31, 2021 compared to an income tax expense of $107,000 for the year ended December 31, 2020. This change was due to a decrease in state taxable income for the year ended December 31, 2021.

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

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result of declines in occupancy caused by COVID-19, we anticipate significantly reduced cash from operations until travel recovers to pre-pandemic levels in the United States. In 2020 and 2021, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. In addition, as a result of the effects of COVID-19 on the economic environment, the lenders for certain of the mortgage loans secured by our properties granted us temporary deferrals of principal and interest payments. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was $22.9 million and $4.2 million, respectively. The increase in cash used in operating activities for the year ended December 31, 2021 was primarily due to the fact that we reduced accounts payable and accrued expenses and due to related parties by $3.2 million and $7.4 million, respectively, for the year ended December 31, 2021 compared to an increase in accounts payable and accrued expenses and due to related parties of $7.3 million and $7.1 million, respectively, for the year ended December 31, 2020.

Net Cash Provided By Investing Activities

Our cash provided by investing activities will vary based on how quickly we invest our available cash. Net cash provided by investing activities for the years ended December 31, 2021 and 2020 was $1.6 million and $510,000, respectively. The increase in cash provided by investing activities for the year ended December 31, 2021 was due to a decrease in improvements and additions to hotel properties and investment in marketable securities for the year ended December 31, 2021 compared to the year ended December 31, 2020, offset by a decrease in proceeds from the sale of marketable securities for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2021, our cash flows from financing activities consisted primarily of proceeds, net of repayment, of notes payable and notes payable to related party. Net cash provided by (used in) financing activities for the years ended December 31, 2021 and 2020 was $30.0 million and $(1.8) million, respectively. The increase in cash provided by financing activities for the year ended December 31, 2021 was primarily due to the fact that we had net proceeds of notes payable of $1.5 million compared to net repayment of notes payable of $1.8 million for the years ended December 31, 2021 and 2020, respectively, and net proceeds of notes payable to related party of $28.5 million compared to net repayment of notes payable to related party of $2.9 million for the years ended December 31, 2021 and 2020, respectively. No cash was provided by proceeds from issuance of common stock for the year ended December 31, 2021 compared to cash provided by proceeds from issuance of common stock of $10.3 million offset by redemptions of common stock, offering costs paid and dividends paid for the year ended December 31, 2020.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $19.3 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. See Note 4, “Debt,” to the consolidated financial statements included in this Annual Report.

Economic Injury Disaster Loans

We entered into fifteen loan agreements for Economic Injury Disaster Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The Loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10.0 million as of December 31, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10.0 million as of December 31, 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $8,474,000 as of December 31, 2021.

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

Aggregate Indebtedness

As of December 31, 2021, our outstanding indebtedness totaled $242 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers). Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2021 and December 31, 2020, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt obligations(1)	$241,676	$5,091	$112,305	$116,812	$7,468
Interest payments on outstanding debt obligations(2)	40,535	10,913	19,138	6,143	4,341
Total	$282,211	$16,004	$131,443	$122,955	$11,809

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2021.

Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering.. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it paid on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 6, “Related Party Arrangements” to the consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2021, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2021, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2021, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, our total operating expenses were $6.7 million, which included $4.8 million in operating expenses incurred directly by us and $1.9 million incurred by our advisor on our behalf. Of the $6.7 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2021, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.9 million in operating expenses during the four fiscal quarters ended December 31, 2021. As of December 31, 2021, we had $338,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2021.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2017 through 2021 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2021 and 2020.

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

Inflation

As of December 31, 2021, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2021, we were not experiencing any material impact from inflation.

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

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Third Quarter 2021	—	—	—
Fourth Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

We did not make any distributions for the year ended December 31, 2021. We paid $5.8 million in aggregate distributions for the year ended December 31, 2020, which was comprised of $4.4 million in cash distributions and $1.4 million in shares issued pursuant to the DRP. For the year ended December 31, 2021, we had cash used in operating activities of $22.9 million, and $(12.2) million in funds from operations. For the year ended December 31, 2020, we had cash used in operating activities of $4.2 million, and $(20.4) million in funds from operations. For the year ended December 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% were paid from offering proceeds. Of the $54.5 million in total distributions we have paid during the period from our inception through December 31, 2021, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, FFO is a meaningful supplemental performance measure in conjunction with net income.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2021	2020
Net Loss	$(27,930)	$(36,428)
Adjustments:
Depreciation and amortization	15,482	15,391
Loss on sale of marketable securities	245	676
Funds from Operations	(12,203)	(20,361)
Adjustments:
Unrealized (gain) loss on change in fair value of investment in marketable securities	(397)	629
Amortization of debt issuance costs	677	679
Modified Funds from Operations	$(11,923)	$(19,053)

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates in connection with services our advisor and its affiliates provide us. See Note 6, “Related Party Arrangements,” to the consolidated financial statements included in this Annual Report and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence,” for a discussion of our related-party transactions, agreements and fees.

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

As of December 31, 2021, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2021 and 2020, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2021	Principal as of December 31, 2020	Interest Rate at December 31, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$15,757	$16,169	4.580%	November 1, 2025	Lender forbore the collection of 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021

Springhill Suites Seattle	42,634	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.

Homewood Suites Woodlands	8,594	8,759	4.690%	April 11, 2025

Hyatt Place Germantown	6,524	6,755	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 and were paid to lender in October 2021

Hyatt Place North Charleston	6,730	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.

Hampton Inn Austin	10,073	10,359	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months of deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 and were paid to lender in October 2021.

Residence Inn Grapevine	11,625	12,016	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30,2021 was paid to lender in October 2021 and $940,0000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.

Marriott Courtyard Lyndhurst	18,420	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.

Hilton Garden Inn Austin	17,564	17,997	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Hampton Inn Great Valley	7,617	7,804	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments

Embassy Suites Nashville	39,660	41,057	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.

Homewood Suites Austin	10,311	10,541	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Townplace Suites Fort Worth	5,783	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.

Hampton Inn Houston	4,181	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Residence Inn Houston Medical Center	28,703	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.

U.S. Small Business Administration Economic Injury Disaster Loans	7,500	—	3.750%	November 2051

Total notes payable	241,676	240,130

Less unamortized debt issuance costs	(1,937)	(2,614)

Total notes payable, net of unamortized debt issuance costs	$239,739	$237,516

Monthly payments of principal and interest are due and payable until the maturity date.

Economic Injury Disaster Loans

We entered into fifteen Loans of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The Loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brett C. Moody, age 58, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 67, has served as our Chief Financial Officer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Division Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 57, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 61, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since November 2021, Mr. Horn has served as President and Chief Executive Officer of Loyalty Ventures, Inc. (NASDAQ:LYLT), a leading provider of customer loyalty and marketing solutions. From July 2019 to October 2021, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 60, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 58, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the forms, and any amendments thereto, filed electronically with the SEC during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2021, except as follows:

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(3)	64,000	—	—	64,000
Clifford P. McDaniel(3)	54,000	—	—	54,000
John P. Thompson(3)	54,000	58,300		112,300
William H. Armstrong III(3)	54,000	58,300	—	112,300
Total	$226,000	$116,600	$—	$342,600

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	As described below under “—Independent Directors Compensation Plan,” each of Messrs. Thompson and Armstrong received a grant of 2,500 shares of restricted stock on the date of our 2021 annual stockholder meeting. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)	Independent director.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is re-elected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. On November 12, 2021, each of John P. Thompson and William H. Armstrong III were issued 2,500 shares of restricted common stock pursuant to our independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,935,000 shares remained as of December 31, 2021. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2021

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,935,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,935,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 12, 2022, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Officers and Directors
Brett C. Moody(3)	11,121	*
William H. Armstrong	26,959	*
Robert W. Engel	—	—
Charles L. Horn	18,075	*
Clifford P. McDaniel	18,158	*
John P. Thompson	16,292	*
All Directors and Executive Officers as a group (6 persons)(3)	90,605	*

* Represents less than 1.0%.

(1)	The address of each of Messrs. Moody, Armstrong, Engel, Horn, McDaniel and Thompson is c/o Moody National REIT II, Inc., 9655 Katy Freeway, Suite 600, Houston, Texas 77024.
(2)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest. Except as otherwise noted, all shares shown in the table are Class A shares.
(3)	Includes 11,121 Class A shares owned by our sponsor, which is indirectly owned and controlled by Mr. Moody.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2020 to December 31, 2021 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2021, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.7% of the limited partnership units of our operating partnership. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increased proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

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

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2023, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by the advisor under the terms of the advisory agreement include the following:

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. For purposes of determining the amount of contingent advisor payment payable, the amounts paid by our advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the contingent advisor payment previously paid. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion. We did not incur any acquisition fees payable to our advisor for the years ended December 31, 2021 and 2020.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any financing coordination fees payable to our advisor for the years ended December 31, 2021 and 2020,

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. For the years ended December 31, 2021 and 2020, we incurred asset management fees of $4.8 million for each year payable to our advisor.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2021 and 2020, we paid the property manager property management fees of $3.4 million and $3.3 million, respectively, and accounting fees of $450,000.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre-acquisition or post-acquisition. As of December 31, 2021, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2021, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2021 and 2020, total organization and offering expenses for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2021, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2021, we had $0 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, our total operating expenses were $6.7 million, which included $4.8 million in operating expenses incurred directly by us and $1.9 million incurred by our advisor on our behalf. Of the $6.7 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2021, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.9 million during the four fiscal quarters ended December 31, 2021. As of December 31, 2021, we had $338,000 due to our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. We did not reimburse our advisor for any acquisition expenses for the years ended December 31, 2021 and 2020.

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

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). As of December 31, 2021, we had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our public offering, of which $8.5 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements included in this Annual Report for a description of notes payable to related party. The balance of such notes was $28,474,000 as of December 31, 2021

Approval of Related Party Transactions

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

All services rendered by Frazier & Deeter for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2021 and 2020 are set forth in the table below.

	Year ended December 31, 2021	Year ended December 31, 2020
Audit fees	$280,000	$336,100
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$280,000	$336,100

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-26 hereof.

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

MOODY NATIONAL REIT II, INC.

Date: March 29, 2022	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	March 29, 2022
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer and Treasurer	March 29, 2022
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ Charles L. Horn	Director	March 29, 2022
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 29, 2022
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 29, 2022
John P. Thompson

/s/ William H. Armstrong III	Director	March 29, 2022
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Investments in hotel properties, net – Indicators of impairment and Assessment of expected holding periods

Description of the Matter

As of December 31, 2021, the Company had investments in hotel properties, net of accumulated depreciation, of $412,972,000. As further disclosed in the notes to the consolidated financial statements, the Company records impairment losses on hotel properties used in operations if indicators of impairment are present and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties' carrying amounts. Many indicators of impairment, such as unfavorable changes in economic conditions or changes in the intended holding periods of the properties, are subjective. The Company prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

Auditing management's analysis is complex due to the highly subjective nature of identifying indicators of impairment as well as any change in the property's intended hold period and projected undiscounted future cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design over the Company's review of indicators of impairment, including changes in the intended hold period.

Our testing of the Company's indicators of impairment included, among others, testing the recoverability analysis, testing both internal operating projections and an evaluation of discount rates and terminal capitalization rates through third-party industry guides and our industry expert. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends through third-party industry guides. In addition, we considered the hold period necessary for the property's carrying value to be recovered via undiscounted cash flows. We held discussions with management about the status of any potential transactions and management's judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 29, 2022

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Investments in hotel properties, net	$412,972	$427,801
Cash and cash equivalents	6,049	4,642
Restricted cash	13,232	5,860
Investment in marketable securities	—	2,037
Accounts receivable, net of allowance for doubtful accounts of $35 at December 31, 2021 and 2020	1,015	568
Prepaid expenses and other assets	2,890	2,903
Deferred franchise costs, net of accumulated amortization of $383 and $300 at December 31, 2021 and 2020, respectively	684	767
Total Assets	$436,842	$444,578

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $1,937 and $2,614 as of December 31, 2021 and 2020, respectively	$239,739	$237,516
Notes payable to related party	28,474	—
Accounts payable and accrued expenses	14,128	17,360
Due to related parties, net	953	8,340
Dividends payable	70	70
Total Liabilities	283,364	263,286

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 and 13,630 shares issued and outstanding at December 31, 2021 and 2020, respectively	136	136
Additional paid-in capital	305,562	305,446
Accumulated deficit	(154,983)	(127,686)
Total stockholders’ equity	150,715	177,896
Noncontrolling interests in Operating Partnership	2,762	3,395
Total Equity	153,477	181,291

TOTAL LIABILITIES AND EQUITY	$436,842	$444,578

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2021	2020
Revenue
Room revenue	$53,129	$36,637
Other hotel revenue	3,488	2,756
Total hotel revenue	56,617	39,393
Interest and dividend income	1	10
Total revenue	56,618	39,403

Expenses
Hotel operating expenses	41,290	33,494
Property taxes, insurance and other	6,102	6,969
Depreciation and amortization	15,482	15,391
Corporate general and administrative	6,675	6,505
Total expenses	69,549	62,359

Operating loss	(12,931)	(22,956)

Other expenses (income)
Interest expense and amortization of debt issuance costs	15,168	12,060
Loss on sale of marketable securities	245	676
Unrealized (gain) loss on change in fair value of investment in marketable securities	(397)	629
Total other expenses	15,016	13,365

Loss before income tax expense	(27,947)	(36,321)

Income tax (benefit) expense	(17)	107

Net loss	(27,930)	(36,428)

Net loss attributable to noncontrolling interests in Operating Partnership	633	828

Net loss attributable to common stockholders	$(27,297)	$(35,600)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(2.00)	$(2.62)
Dividends declared	$0.00	$0.28
Weighted average common shares outstanding	13,636	13,581

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2021 and 2020
(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Beginning Balance at December 31, 2019	0	$0	13,251	$133	$296,928	$(88,258)	316	$4,313	$213,116

Issuance of common stock, net of offering costs	—	—	440	4	9,726	—	—	—	9,730
Redemption of common stock			(120)	(1)	(2,747)	—	—	—	(2,748)
Issuance of common stock pursuant to dividend reinvestment plan	—	—	59	—	1,392	—	—	—	1,392
Stock-based compensation	—	—	—	—	147	—	—	—	147
Net loss	—	—	—	—	—	(35,600)	—	(828)	(36,428)
Dividends and distributions declared	—	—	—	—	—	(3,828)	—	(90)	(3,918)
Balance at December 31, 2020	0	0	13,630	136	305,446	(127,686)	316	3,395	181,291
Stock-based compensation	—	—	10	—	116	—	—	—	116
Net loss	—	—	—	—	—	(27,297)	—	(633)	(27,930)
Balance at December 31, 2021	0	$0	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(27,930)	$(36,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,482	15,391
Amortization of debt issuance costs	677	679
Loss on sale of marketable securities	245	676
Unrealized (gain) loss on change in fair value of investment in marketable securities	(397)	629
Stock-based compensation	117	147
Changes in operating assets and liabilities:
Accounts receivable	(447)	198
Prepaid expenses and other assets	13	238
Accounts payable and accrued expenses	(3,233)	7,255
Due to (from) related parties	(7,386)	7,052
Net cash used in operating activities	(22,859)	(4,163)

Cash flows from investing activities
Investment in marketable securities	—	(962)
Proceeds from the sale of marketable securities	2,188	3,556
Improvements and additions to hotel properties	(570)	(2,084)
Net cash provided by investing activities	1,618	510

Cash flows from financing activities
Proceeds from issuance of common stock	—	10,259
Redemptions of common stock	—	(2,748)
Offering costs paid	—	(102)
Dividends paid	—	(4,404)
Operating partnership distributions paid	—	(138)
Proceeds from notes payable	7,500	—
Repayment of notes payable	(5,954)	(1,766)
Proceeds of notes payable to related party	35,042	—
Repayment of notes payable to related party	(6,568)	(2,894)
Net cash provided by (used in) financing activities	30,020	(1,793)

Net change in cash, cash equivalents and restricted cash	8,779	(5,446)
Cash, cash equivalents and restricted cash at beginning of year	10,502	15,948
Cash, cash equivalents and restricted cash at end of year	$19,281	$10,502

Supplemental Disclosure of Cash Flow Activity
Interest paid	$17,655	$6,081
Income tax paid	$141	$2
Supplemental Disclosure of Non-Cash Financing Activity
Increase in accrued offering costs due to related party	$—	$427
Issuance of common stock from dividend reinvestment plan	$—	$1,393
Dividends payable	$70	$70

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2021, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

On June 26, 2017, the Company reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”). On January 16, 2018, the Advisor (as defined below) assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 6 “Related Party Arrangements.”

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is in compliance with modified the terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” certain of the Company’s lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

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

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on the Company’s business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy, and availability of such vaccines, the extent to which the general population is willing to be vaccinated, the effectiveness of currently available vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, the Company cannot provide an estimate of the overall impact of COVID-19 on the Company’s business, financial condition, results of operations and cash flows or when, if at all, the Company will be able to resume pre-COVID-19 levels of operations.

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

As of December 31, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2021.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2017 through 2021 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Income Taxes.”

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

Concentration of Risk

As of December 31, 2021, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2021 and 2020.

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

Investment in Marketable Securities

Investment in marketable securities of $0 million and $2.0 million at December 31, 2021 and 2020, respectively, consists primarily of common stock investments in other REITs and are classified as available-for-sale securities and recorded at fair value. The Company has elected the fair value option whereby unrealized holding gains and losses on available-for-sale securities are included in earnings. For the years ended December 31, 2021 and 2020, unrealized gain (loss) on the change in fair value of investment in marketable securities was $397,000 and $(629,000), respectively. For the years ended December 31, 2021 and 2020, realized loss on sale of marketable securities was $245,000 and $676,000, respectively.

Dividend income is recognized when earned. For the years ended December 31, 2021 and 2020, dividend income of $1,000 and $9,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $383,000 and $300,000 as of December 31, 2021 and 2020, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,
2022	$82
2023	77
2024	77
2025	77
2026	76
Thereafter	295
Total	$684

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $5.4 million and $4.7 million as of December 31, 2021 and 2020, respectively. Expected future amortization of debt issuance costs as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,
2022	$677
2023	632
2024	440
2025	154
2026	34
Total	$1,937

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 5,000 shares as of December 31, 2021 and 2020, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2021 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,757
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	42,634
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,594
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,524
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,730
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,073
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,625
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,420
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,564
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,617
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	39,660
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,311
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,783
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,181
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,703
Totals				$451,771	2,123	$234,176

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2021.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Marriott Courtyard Lyndhurst is pledged as security for the Term Loan. See Note 4, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. The Townplace Suites Fort Worth is pledged as security for the Term Loan. See Note 4, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	60,725	60,155
Total cost	476,390	475,820
Accumulated depreciation	(63,418)	(48,019)
Investment in hotel properties, net	$412,972	$427,801

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2021, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2021 and 2020, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2021	Principal as of December 31, 2020	Interest Rate at December 31, 2021	Maturity Date	Loan Modifications
Residence Inn Austin	$15,757	$16,169	4.580%	November 1, 2025	Lender forbore the collection of 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021

Springhill Suites Seattle	42,634	43,856	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.

Homewood Suites Woodlands	8,594	8,759	4.690%	April 11, 2025

Hyatt Place Germantown	6,524	6,755	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 and were paid to lender in October 2021

Hyatt Place North Charleston	6,730	6,873	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.

Hampton Inn Austin	10,073	10,359	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months of deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 and were paid to lender in October 2021.

Residence Inn Grapevine	11,625	12,016	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30,2021 was paid to lender in October 2021 and $940,0000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.

Marriott Courtyard Lyndhurst	18,420	18,833	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.

Hilton Garden Inn Austin	17,564	17,997	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Hampton Inn Great Valley	7,617	7,804	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments

Embassy Suites Nashville	39,660	41,057	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.

Homewood Suites Austin	10,311	10,541	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Townplace Suites Fort Worth	5,783	5,915	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.

Hampton Inn Houston	4,181	4,342	5.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Residence Inn Houston Medical Center	28,703	28,854	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.

U.S. Small Business Administration Economic Injury Disaster Loans	7,500	—	3.750%	November 2051
Total notes payable	241,676	240,130

Less unamortized debt issuance costs	(1,937)	(2,614)
Total notes payable, net of unamortized debt issuance costs	$239,739	$237,516

Monthly payments of principal and interest are due and payable until the maturity date.

Scheduled maturities of the Company’s notes payable as of December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$5,091
2023	21,602
2024	90,703
2025	77,672
2026	39,140
Thereafter	7,468
Total	$241,676

Economic Injury Disaster Loans

The Company entered into fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10.0 million as of December 31, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10.0 million as of December 31, 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The balance of Third Related Party Note was $8,474,000 as of December 31, 2021.

Interest will be paid for the Related Party Note, the Second Related Party Note, and the Third Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, and the Third Relate Party Note without any prepayment penalty.

The estimated fair value of the Company’s notes payable as of December 31, 2021 and 2020, was $242 million and $240 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2021, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of December 31, 2021
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

The Board is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company first paid distributions on September 15, 2015. On March 24, 2020, the Board unanimously approved the indefinite suspension of (i) the payment of distributions to the Company’s stockholders, effective immediately, and (ii) the operation of the DRP, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic is having and is expected to continue to have in the Company’s hotel properties. The payment of distributions and the operation of the DRP will remain suspended until such time as the Board approves their resumption.

The following table summarizes distributions paid in cash and pursuant to the DRP for the years ended December 31, 2021 and 2020 (in thousands):

Period	Cash Distribution	Distribution Paid Pursuant to DRP(1)	Total Amount of Distribution
First Quarter 2021	$—	$—	$—
Second Quarter 2021	—	—	—
Third Quarter 2021	—	—	—
Fourth Quarter 2021	—	—	—
Total	$—	$—	$—

First Quarter 2020	$4,404	$1,392	$5,796
Second Quarter 2020	—	—	—
Third Quarter 2020	—	—	—
Fourth Quarter 2020	—	—	—
Total	$4,404	$1,392	$5,796

(1)	Amount of distributions paid in shares of common stock pursuant to the DRP.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2021 and 2020 was $2.8 million and $3.4 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $633,000 and $828,000 for the years ended December 31, 2021 and 2020, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2021, the Company had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment

Organization and Offering Expenses

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

As of December 31, 2021, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2021, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2021, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2021, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to the Advisor for the years ended December 31, 2021 and 2020.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2021 and 2020.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the years ended December 31, 2021 and 2020.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2021 and 2020, the Company incurred property management fees of $3.4 million and $3.3 million, respectively, and accounting fees each year of $450,000, respectively, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2021, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the years ended December 31, 2021 and 2020, the Company incurred asset management fees of $4.8 million for each year payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2021, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, total operating expenses of the Company were $6.7 million, which included $4.8 million in operating expenses incurred directly by the Company and $1.9 million incurred by the Advisor on behalf of the Company. Of the $6.7 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2021, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.9 million during the four fiscal quarters ended December 31, 2021. As of December 31, 2021, the Company had $338,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of such notes was $28,474,000 as of December 31, 2021.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2021, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $117,000 and $147,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 5,000 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 5,000 non-vested shares of $99,000 will be recognized during the first, second and third quarters of 2022.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2019	7,500	$23.32
Shares granted on November 12, 2020	5,000	$23.50
Shares vested	(7,500)	$23.32

Balance of non-vested shares as of December 31, 2020	5,000	$23.50
Shares granted on November 12, 2021	5,000	$23.50
Shares vested	(5,000)	$23.50
Balance of non-vested shares as of December 31, 2021	5,000	$23.50

8.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2021, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Real estate taxes	$4,447	$2,235
Insurance	382	148
Hotel furniture and fixtures	5,483	1,762
Debt service	2,762	1,557
Property improvement plan	158	158
Total restricted cash	$13,232	$5,860

Franchise Agreements

As of December 31, 2021, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $5.0 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2021, the Company had operating loss and capital loss carry-forwards of $7.8 million and $700,000, respectively.

The Company had deferred tax assets of $2.3 million as of December 31, 2021 and 2020, net of a valuation allowance of $14.5 million and $10.0 million as of December 31, 2021 and 2020, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2021, the TRS had a net operating loss carry-forward of $58.5 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Years ended December 31,
	2021	2020
Current expense	$(17)	$107
Deferred benefit	(4,530)	(6,659)
Valuation provision for deferred benefit	4,530	6,659
Total expense	$(17)	$107

Federal	$(4,530)	$(6,659)
Valuation provision for federal taxes	4,530	6,659
State	(17)	107
Total tax expense	$(17)	$107

On December 31, 2021, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

Covid-19 Pandemic

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse effect on the operating results of the Company’s hotel properties and overall financial condition. See Note 1, “Organization.”

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated+ Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$15,757	$4,310	$23,190	$27,500	(2)	$703	$4,310	$23,893	$28,203	$4,536	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	42,634	14,040	60,060	74,100		9,256	14,040	69,316	83,356	11,647	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,594	2,828	14,528	17,356		502	2,828	15,030	17,858	2,333	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	6,524	1,874	14,200	16,074		727	1,874	14,927	16,801	2,365	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	6,730	783	13,023	13,806		614	783	13,637	14,420	2,149	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	10,073	4,329	14,999	19,328		363	4,329	15,362	19,691	2,724	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	11,625	2,028	23,217	25,245		609	2,028	23,826	25,854	3,670	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	18,420	2,663	36,884	39,547		486	2,663	37,370	40,033	5,690	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	17,564	9,058	20,230	29,288		930	9,058	21,160	30,218	3,802	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,617	1,730	13,555	15,285		1,743	1,730	15,298	17,028	3,012	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	39,660	14,805	67,402	82,207		4,254	14,805	71,656	86,461	10,799	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10,311	4,218	14,617	18,835		878	4,218	15,495	19,713	2,792	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	5,783	4,240	7,002	11,242		169	4,240	7,171	11,411	1,376	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,181	3,550	6,408	9,958		3,341	3,550	9749	13,299	2,405	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	28,703	6,480	45,520	52,000		44	6,480	45,564	52,044	4,118	2019	April 29, 2019

	Total		$234,176	$76,936	$374,835	$451,771		$24,619	$76,936	$399,454	$476,390	$63,418

(1)	The aggregate cost of real estate for federal income tax purposes was $432 million as of December 31, 2021.
(2)	Includes gain on acquisition of hotel property of $2.0 million.
(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2021

	2021	2020
Real estate:
Balance at the beginning of the year	$475,820	$473,737
Improvements and additions	570	2,083
Balance at the end of the year	$476,390	$475,820

Accumulated depreciation:
Balance at the beginning of the year	$48,019	$327,128
Depreciation	15,399	15,307
Balance at the end of the year	$63,418	$48,019