Form 10-Q
period 2022-03-31
Moody National REIT II, Inc.
filed 2022-05-13
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

As of May 8, 2022, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investment in hotel properties, net	$409,410	$412,972
Cash and cash equivalents	5,500	6,049
Restricted cash	11,992	13,232
Accounts receivable, net of allowance of $35 as of March 31, 2022 and December 31, 2021	1,781	1,015
Prepaid expenses and other assets	2,904	2,890
Deferred franchise costs, net of accumulated amortization of $403 and $383 at March 31, 2022 and December 31, 2021, respectively	664	684
Total Assets	$432,251	$436,842

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $1,769 and $1,937 as of March 31, 2022 and December 31, 2021	$238,479	$239,739
Notes payable to related party	29,770	28,474
Accounts payable and accrued expenses	13,342	14,128
Due to related parties, net	3,392	953
Dividends payable	70	70
Total Liabilities	285,053	283,364

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at March 31, 2022 and December 31, 2021	136	136
Additional paid-in capital	305,586	305,562
Accumulated deficit	(161,144)	(154,983)
Total stockholders’ equity	144,578	150,715
Noncontrolling interests in Operating Partnership	2,619	2,762
Total Equity	147,197	153,477
Total Liabilities and Equity	$432,251	$436,842

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
Revenue
Room revenue	$14,792	$8,987
Other hotel revenue	928	683
Total hotel revenue	15,720	9,670
Interest and dividend income	—	1
Total revenue	15,720	9,671

Expenses
Hotel operating expenses	11,011	8,251
Property taxes, insurance and other	1,676	1,896
Depreciation and amortization	3,939	3,865
Corporate general and administrative	1,854	1,989
Total expenses	18,480	16,001

Operating loss	(2,760)	(6,330)

Other expenses
Interest expense and amortization of debt issuance costs	3,514	2,934
Loss on sale of marketable securities	—	245
Unrealized gain on change in fair value of investment in marketable securities	—	(397)
Total other expenses	3,514	2,782

Loss before income taxes	(6,274)	(9,112)

Income tax expense (benefit)	30	(81)

Net loss	(6,304)	(9,031)

Loss attributable to noncontrolling interests in Operating Partnership	143	205

Net loss attributable to common stockholders	$(6,161)	$(8,826)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.45)	$(0.65)
Weighted average common shares outstanding	13,640	13,635

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2022 and 2021
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2020	—	$—	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291
Stock-based compensation	—	—	5	—	32	—	—	—	32
Net loss	—	—	—	—	—	(8,826)	—	(205)	(9,031)
Balance at March 31, 2021	—	$—	13,635	$136	$305,478	$(136,512)	316	$3,190	$172,292

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2021	—	$—	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477
Stock-based compensation	—	—	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(6,161)	—	(143)	(6,304)
Balance at March 31, 2022	—	$—	13,640	$136	$305,586	$(161,144)	316	$2,619	$147,197

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,304)	$(9,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,939	3,865
Amortization of debt issuance costs	168	168
Loss on sale of securities	—	245
Unrealized gain on change in fair value of investment in marketable securities	—	(397)
Stock-based compensation	24	32
Changes in operating assets and liabilities
Accounts receivable	(766)	(446)
Prepaid expenses and other assets	(14)	137
Accounts payable and accrued expenses	(786)	(1,694)
Due to related parties	2,439	(3,055)
Net cash used in operating activities	(1,300)	(10,176)

Cash flows from investing activities
Proceeds of sales of marketable securities	—	2,188
Improvements and additions to hotel properties	(357)	(30)
Net cash (used in) provided by investing activities	(357)	2,158

Cash flows from financing activities
Repayment of notes payable	(1,428)	(901)
Proceeds of notes payable to related party	1,296	8,000
Net cash (used in) provided by financing activities	(132)	7,099

Net change in cash and cash equivalents and restricted cash	(1,789)	(919)
Cash and cash equivalents and restricted cash at beginning of period	19,281	10,502
Cash and cash equivalents and restricted cash at end of period	$17,492	$9,583

Supplemental Disclosure of Cash Flow Activity
Interest paid	$3,046	$3,166
Income tax refund received	$87	—
Supplemental Disclosure of Non-Cash Financing Activity
Dividends payable	$70	$70

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2022, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and or is in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” certain lenders have already agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

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

As of March 31, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2022.

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

Concentration of Risk

As of March 31, 2022, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2022 and 2021.

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

Investment in Marketable Securities

All of the Company’s investment in marketable securities were sold during the three months ended March 31, 2021. For the three months ended March 31, 2021, unrealized gain on change in fair value of investment in marketable securities was $397,000 and the realized loss on sale of marketable securities was $245,000.

Dividend income is recognized when earned. For the three months ended March 31, 2021, dividend income of $1,000, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $403,000 and $383,000 as of March 31, 2022 and December 31, 2021, respectively.

Expected future amortization of deferred franchise costs as of March 31, 2022 is as follows (in thousands):

Years Ending December 31,
2022	$62
2023	77
2024	77
2025	77
2026	76
Thereafter	295
Total	$664

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $5.6 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively. Expected future amortization of debt issuance costs as of March 31, 2022 is as follows (in thousands):

Years Ending December 31,
2022	$509
2023	632
2024	440
2025	152
2026	36
Total	$1,769

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 3,750 and 5,000 shares as of March 31, 2022 and December 31, 2021, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2022 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,683
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	42,427
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,550
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,478
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,688
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	10,015
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,558
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,311
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,386
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,566
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	39,445
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,216
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,748
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,126
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,551
Totals				$451,771	2,123	$232,748

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of March 31, 2022.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at March 31, 2022 and December 31, 2021 (all amounts in thousands):

	March 31, 2022	December 31, 2021
Land	$76,936	$76,936
Buildings and improvements	338,729	338,729
Furniture, fixtures and equipment	61,082	60,725
Total cost	476,747	476,390
Accumulated depreciation	(67,337)	(63,418)
Investment in hotel properties, net	$409,410	$412,972

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2022, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2022 and December 31, 2021, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,683	$15,757	4.580%	November 1, 2025	Lender forbore the collection of 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021
Springhill Suites Seattle	42,427	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,550	8,594	4.690%	April 11, 2025
Hyatt Place Germantown	6,478	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 and were paid to lender in October 2021.

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Hyatt Place North Charleston	6,688	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	10,015	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months of deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 and were paid to lender in October 2021.
Residence Inn Grapevine	11,558	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30,2021 was paid to lender in October 2021 and $940,0000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,311	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,386	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Hampton Inn Great Valley	7,566	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Embassy Suites Nashville	39,445	39,660	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.
Homewood Suites Austin	10,216	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Townplace Suites Fort Worth	5,748	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,126	4,181	5.500%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Residence Inn Houston Medical Center	28,551	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	240,248	241,676
Less unamortized debt issuance costs	(1,769)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$238,479	$239,739

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Hotel properties secure their respective loans.

Scheduled maturities of the Company’s notes payable as of March 31, 2022 are as follows (all amounts in thousands):

Years ending December 31,
2022	$3,805
2023	21,605
2024	90,621
2025	77,608
2026	39,141
Thereafter	7,468
Total	$240,248

Economic Injury Disaster Loans

The Company entered into fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7,500,000 as of March 31, 2022.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10.0 million as of March 31, 2022 and December 31, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10.0 million as of March 31, 2022 and December 31, 2021.

From August 20, 2021 to March 31, 2022, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The balance of Third Related Party Note was $9,770,000 and $8,474,000 as of March 31, 2022 and December 31, 2021, respectively.

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

The estimated fair value of the Company’s notes payable as of March 31, 2022 and December 31, 2021, was $240 million and $242 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2022, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of March 31, 2022
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2022 and December 31, 2021 was $2.6 million and $2.8 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $143,000 and $205,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering.  As of March 31, 2022, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2022, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended March 31, 2022 and 2021.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2022 and 2021.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2022 and 2021.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2022 and 2021, the Company incurred property management fees for each three month period of $861,000 and accounting fees for each three month period of $112,000, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2022, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended March 31, 2022 and 2021, the Company incurred asset management fees of $1.2 million payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of March 31, 2022, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2022, total operating expenses of the Company were $6.6 million, which included $4.8 million in operating expenses incurred directly by the Company and $1.8 million incurred by the Advisor on behalf of the Company. Of the $6.6 million in total operating expenses incurred during the four fiscal quarters ended March 31, 2022, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.8 million during the four fiscal quarters ended March 31, 2022. As of March 31, 2022, the Company had $500,000 due to the Advisor for operating expense reimbursement.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2022, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $24,000 and $32,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were 3,750 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with the 3,750 non-vested shares of $55,000 will be recognized during the second, third and fourth quarters of 2022.

The following is a summary of activity under the Independent Directors Compensation Plan for the three months ended March 31, 2022 and year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2020	5,000	$23.50
Shares granted on November 12, 2021	5,000	$19.40
Shares vested	(5,000)	$23.50

Balance of non-vested shares as of December 31, 2021	5,000	$19.40
Shares vested	(1,250)	$19.40
Balance of non-vested shares as of March 31, 2022	3,750	$19.40

8.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2022, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of March 31, 2022 and December 31, 2021 are as follows (all amounts in in thousands):

	March 31, 2022	December 31, 2021
Real estate taxes	$2,885	$4,447
Insurance	100	382
Hotel furniture and fixtures	5,502	5,483
Debt service	3,347	2,762
Property improvement plan	158	158
Total restricted cash	$11,992	$13,232

Franchise Agreements

As March 31, 2022, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.4 million and $856,000 for the three months ended March 31, 2022 and 2021, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2022, the Company had operating loss and capital loss carry-forwards of $7.8 million and $700,000, respectively.

The Company had deferred tax assets of $2.3 million as of March 31, 2022 and December 31, 2021, net of a valuation allowance of $15.5 million and $14.5 million as of March 31, 2022 and December 31, 2021, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2022, the TRS had a net operating loss carry-forward of $80.1 million, of which $7.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three months ended March 31,
	2022	2021
Current expense (benefit)	$30	$(81)
Deferred benefit	(990)	(1,582)
Valuation provision for deferred benefit	990	1,582
Total expense (benefit)	$30	$(81)
Federal	$(990)	$(1,582)
Valuation provision for federal taxes	990	1,582
State	30	(81)
Total tax expense (benefit)	$30	$(81)

On March 31, 2022, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

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

As of March 31, 2022, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Results of Operations

We were formed on July 25, 2014. As of both March 31, 2022 and 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

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

Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021

Revenue

Hotel revenue increased to $15.7 million for the three months ended March 31, 2022 from $9.7 million for the three months ended March 31, 2021 due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccines. Interest and dividend income decreased to $0 for the three months ended March 31, 2022 from $1,000 for three months ended March 31, 2021 due to the sale of the marketable securities during the first quarter of 2021.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2022 and 2021 (all amounts in thousands) is set forth below.

	Three months ended March,
	2022	2021	Increase
Residence Inn Austin	$1,166	$732	$434
Springhill Suites Seattle	1,221	927	294
Homewood Suites Woodlands	577	420	157
Hyatt Place Germantown	767	555	212
Hyatt Place North Charleston	637	302	335
Hampton Inn Austin	895	360	535
Residence Inn Grapevine	1,451	938	513
Marriott Courtyard Lyndhurst	1,167	614	553
Hilton Garden Inn Austin	1,084	675	409
Hampton Inn Great Valley	483	219	264
Embassy Suites Nashville	2,250	845	1,405
Homewood Suites Austin	1,144	627	517
Townplace Suites Fort Worth	651	457	194
Hampton Inn Houston	458	302	156
Residence Inn Houston Medical Center	1,769	1,697	72
	$15,720	$9,670	$6,050

Revenues for all hotel properties increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increased hotel occupancies primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Hotel Operating Expenses

Hotel operating expenses increased to $11.0 million for the three months ended March 31, 2022 from $8.3 million for the three months ended March 31, 2021.  Such increase was primarily due to increased occupancies for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulting from an increase in travel in response to the COVID-19 vaccine.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.7 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and amortization

Depreciation and amortization was $3.9 million for the three months ended March 31, 2022 and 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1.9 million for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $3.5 million for the three months ended March 31, 2022 from $2.9 million for the three months ended March 31, 2021. The increase in interest expense and amortization of debt issuance costs was primarily due to an increase in the balance of notes payable to related party. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $245,000 for the three months ended March 31, 2021 which resulted from the sale of our marketable securities.

Unrealized Gain on Change in Fair Value of Investment in Marketable Securities

Unrealized gain on change in fair value of investment in marketable securities was $397,000 for the three months ended March 31, 2021 which due to an increase in the value of our marketable securities.

Income Tax Expense (Benefit)

Our income tax expense was $30,000 for the three months ended March 31, 2022 compared to an income tax benefit of $81,000 for the three months ended March 31, 2021. The increase was due to an increase in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended March 31, 2021.

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

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result of declines in occupancy caused by COVID-19, we anticipate significantly reduced cash from operations until travel recovers to pre-pandemic levels in the United States. In 2022, 2021 and 2020, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. In addition, as a result of the effects of COVID-19 on the economic environment, the lenders for certain of the mortgage loans secured by our properties granted us temporary deferrals of principal and interest payments. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Used in Operating Activities

As of both March 31, 2022 and 2021, we owned interests in fifteen hotel properties. Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $1.3 million and $10.2 million, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2022 was primarily due to the fact that amounts due to related parties increased by $2.4 million for the three months ended March 31, 2022 compared to a decrease in amounts due to related parties of $3.1 million for the three months ended March 31, 2021. Also, such decrease in cash used in operating activities was due to a decrease in net loss from $9.0 million for the three months ended March 31, 2021 compared to a net loss of $6.3 million for the three months ended March 31, 2022.

Net Cash (Used in) Provided by Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $357,000 compared to net cash provided by investing activities of $2.2 million for the three months ended March 31, 2021. The decrease in cash provided by investing activities for the three months ended March 31, 2022 was due to the fact that we had proceeds of sales of marketable securities of $0 during the three months ended March 31, 2022 compared to $2.2 million during the three months ended March 31, 2021.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2022, our cash flows from financing activities consisted primarily of proceeds notes payable to related party, net of repayments of notes payable. Net cash (used in) provided by financing activities for the three months ended March 31, 2022 and 2021 was $(132,000) and $7.1 million, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2022 was primarily due to the fact that we had proceeds of notes payable to related party of $1.3 million for the three months ended March 31, 2022 compared to proceeds of notes payable to related party of $8.0 million for the three months ended March 31, 2021.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2022, we had cash on hand, cash equivalents and restricted cash of $17.5 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of March 31, 2022, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal LIBOR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of the Related Party Note was $10.0 million as of March 31, 2022 and December 31, 2021.

Also, from April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note will accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal LIBOR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of the Second Related Party Note was $10.0 million as of March 31, 2022 and December 31, 2021.

From August 20, 2021 to March 31, 2022, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note will accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal LIBOR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to LIBOR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $9,770,000 and $8,474,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Aggregate Indebtedness

As of March 31, 2022, our outstanding indebtedness totaled $240.2 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2022 and December 31, 2021, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2022 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt obligations(1)	$240,248	$3,805	$112,226	$116,749	$7,468
Interest payments on outstanding debt obligations(2)	37,813	8,199	19,132	6,141	4,341
Total	$278,061	$12,004	$131,358	$122,890	$11,809

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2022.

Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it paid on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 6, “Related Party Arrangements” to the consolidated financial statements included elsewhere in this Quarterly Report.

As of March 31, 2022, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2022, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2022, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2022, our total operating expenses were $6.6 million, which included $4.8 million in operating expenses incurred directly by us and $1.8 million in operating expenses incurred by our advisor on our behalf. Of that $6.6 million in total operating expenses incurred during four fiscal quarters ended March 31, 2022, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.8 million in operating expenses during four fiscal quarters ended March 31, 2022. As of March 31, 2022, we had $500,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2022.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2022 and 2021.

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

Inflation

As of March 31, 2022, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of March 31, 2022, we were not experiencing any material impact from inflation.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2022 and 2021 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2022	2021
Net Loss	$(6,304)	$(9,031)
Adjustments:
Depreciation and amortization	3,939	3,865
Loss on sale of marketable securities	—	245
Funds from Operations	(2,365)	(4,921)
Adjustments:
Unrealized loss on change in fair value of investment in marketable securities	—	(397)
Amortization of debt issuance costs	168	168
Modified Funds from Operations	$(2,197)	$(5,150)

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2022, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations. As of March 31, 2022 and December 31, 2021, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,683	$15,757	4.580%	November 1, 2025	Lender forbore the collection of 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Springhill Suites Seattle	42,427	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,550	8,594	4.690%	April 11, 2025
Hyatt Place Germantown	6,478	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.42 million as of September 30, 2021 and were paid to lender in October 2021.
Hyatt Place North Charleston	6,688	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	10,015	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months of deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 and were paid to lender in October 2021.
Residence Inn Grapevine	11,558	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30,2021 was paid to lender in October 2021 and $940,0000 is to be paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,311	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Hilton Garden Inn Austin	17,386	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Hampton Inn Great Valley	7,566	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million is to be paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments
Embassy Suites Nashville	39,445	39,660	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicer fee of $205,285 to be paid on or before April 30, 2021.
Homewood Suites Austin	10,216	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid in October 2021 and $1.59 million is to be paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Loan	Principal as of March 31, 2022	Principal as of December 31, 2021	Interest Rate at March 31, 2022	Maturity Date	Loan Modifications
Townplace Suites Fort Worth	5,748	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020.Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,126	4,181	5.500%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,551	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	240,248	241,676
Less unamortized debt issuance costs	(1,769)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$238,479	$239,739

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Hotel properties secure their respective loans.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022.

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

Moreover, many of the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022, should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through March 31, 2022, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or sources other than cash flow from operations which we may use to fund distributions.

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

As of March 31, 2022, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

Type of Expense	Amount	Estimated/Actual
Selling commissions, dealer manager fees and stockholder servicing fees	$—	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,720	Actual
Total expenses	$2,720

The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were $129.0 million, excluding $5.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of March 31, 2022, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

We intend to use the proceeds from the possible debt refinancing or sales of properties to acquire additional hotel properties located in the East Coast, the West Coast and the Sunbelt regions of the United States. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector.

As of March 31, 2022, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of March 31, 2022, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended March 31, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: May 13, 2022	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)