Form 10-Q
period 2022-09-30
Moody National REIT II, Inc.
filed 2022-11-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investments in hotel properties, net	$402,560	$412,972
Cash and cash equivalents	6,507	6,049
Restricted cash	15,272	13,232
Accounts receivable, net of allowance for doubtful accounts of $35 at September 30, 2022 and December 31, 2021	1,794	1,015
Prepaid expenses and other assets	2,991	2,890
Deferred franchise costs, net of accumulated amortization of $445 and $383 at September 30, 2022 and December 31, 2021, respectively	622	684
Total Assets	$429,746	$436,842

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $1,430 and $1,937 as of September 30, 2022 and December 31, 2021, respectively	$236,160	$239,739
Notes payable to related party	30,526	28,474
Accounts payable and accrued expenses	15,625	14,128
Due to related parties, net	6,877	953
Dividends payable	70	70
Total Liabilities	289,258	283,364

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at September 30, 2022 and December 31, 2021	136	136
Additional paid-in capital	305,640	305,562
Accumulated deficit	(167,755)	(154,983)
Total stockholders’ equity	138,021	150,715
Noncontrolling interests in Operating Partnership	2,466	2,762
Total Equity	140,487	153,477
TOTAL LIABILITIES AND EQUITY	$429,746	$436,842

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Room revenue	$19,609	$15,272	$55,237	$38,288
Other hotel revenue	1,190	1,051	3,231	2,590
Total hotel revenue	20,799	16,323	58,468	40,878
Interest and dividend income	—	—	—	1
Total revenue	20,799	16,323	58,468	40,879

Expenses
Hotel operating expenses	13,816	10,790	38,614	29,581
Property taxes, insurance and other	1,775	1,276	5,081	4,720
Depreciation and amortization	3,908	3,872	11,700	11,606
Corporate general and administrative	1,613	1,618	5,163	5,372
Total expenses	21,112	17,556	60,558	51,279

Operating loss	(313)	(1,233)	(2,090)	(10,400)

Other expenses (income)
Interest expense and amortization of debt issuance costs	3,672	6,149	10,869	12,021
Loss on sale of marketable securities	—	—	—	245
Unrealized gain on change in fair value of investment in marketable securities	—	—	—	(397)
Total other expenses	3,672	6,149	10,869	11,869

Loss before income taxes	(3,985)	(7,382)	(12,959)	(22,269)

Income tax expense (benefit)	18	43	109	(27)

Net loss	(4,003)	(7,425)	(13,068)	(22,242)

Loss attributable to noncontrolling interests in Operating Partnership	91	168	296	504

Net loss attributable to common stockholders	$(3,912)	$(7,257)	$(12,772)	$(21,738)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.29)	$(0.53)	$(0.94)	$(1.59)
Dividends declared	$—	$—	$—	$—
Weighted average common shares outstanding	13,640	13,635	13,640	13,635

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF EQUITY
Three and Nine months ended September 30, 2022 and 2021
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at June 30, 2021	—	$—	13,635	$136	$305,511	$(142,167)	316	$3,059	$166,539
Stock-based compensation	—	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	—	(7,257)	—	(168)	(7,425)
Balance at September 30, 2021	—	$—	13,635	$136	$305,543	$(149,424)	316	$2,891	$159,146

Balance at June 30, 2022	—	$—	13,640	$136	$305,613	$(163,843)	316	$2,557	$144,463
Stock-based compensation	—	—	—	—	27	—	—	—	27
Net loss	—	—	—	—	—	(3,912)	—	(91)	(4,003)
Balance at September 30, 2022	—	$—	13,640	$136	$305,640	$(167,755)	316	$2,466	$140,487

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2020	—	$—	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291
Stock-based compensation	—	—	5	—	97	—	—	—	97
Net loss	—	—	—	—	—	(21,738)	—	(504)	(22,242)
Balance at September 30, 2021	—	$—	13,635	$136	$305,543	$(149,424)	316	$2,891	$159,146

Balance at December 31, 2021	—	$—	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477
Stock-based compensation	—	—	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	(12,772)	—	(296)	(13,068)
Balance at September 30, 2022	—	$—	13,640	$136	$305,640	$(167,755)	316	$2,466	$140,487

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(13,068)	$(22,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,700	11,606
Amortization of debt issuance costs	507	507
Loss on sale of marketable securities	—	245
Unrealized gain on change in fair value of investment in marketable securities	—	(397)
Stock-based compensation	78	97
Changes in operating assets and liabilities:
Accounts receivable	(779)	(675)
Prepaid expenses and other assets	(101)	150
Accounts payable and accrued expenses	1,497	(381)
Due to related parties	5,924	(3,251)
Net cash provided by (used in) operating activities	5,758	(14,341)

Cash flows from investing activities
Proceeds from the sale of marketable securities	—	2,188
Improvements and additions to hotel properties	(1,226)	(379)
Net cash (used in) provided by investing activities	(1,226)	1,809

Cash flows from financing activities
Repayment of notes payable	(4,086)	(3,289)
Proceeds from notes payable to related party	3,752	20,933
Repayment of notes payable to related party	(1,700)	—
Net cash (used in) provided by financing activities	(2,034)	17,644

Net change in cash and cash equivalents and restricted cash	2,498	5,112
Cash and cash equivalents and restricted cash at beginning of period	19,281	10,502
Cash and cash equivalents and restricted cash at end of period	$21,779	$15,614

Supplemental Disclosure of Cash Flow Activity
Interest paid	$8,975	$11,662
Income tax paid (refund received, net)	$(17)	$141

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2022, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

The Company’s follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020, due to the impact that the COVID-19 pandemic had on the Company’s hotel properties. The Company accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. The Company accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

COVID-19 Pandemic

The global COVID-19 pandemic has had, and may continue to have, a significant adverse effect on the Company’s financial condition and operating results. Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 has been declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, previously instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been relaxed or lifted entirely, they may be reinstated in whole or in part in certain communities and additional, more restrictive measures may be implemented on a widespread basis in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

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

The COVID-19 pandemic dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had a significant adverse effect on the operating results of the Company’s hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on the Company’s business, financial performance and operating results. Since March 2020, the Company has experienced a significant decline in bookings, occupancy and revenues across the Company’s hotel properties, which the Company expects to continue for an indefinite period of time. The Company’s hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on the Company’s results of operations and cash flow from operations. In addition, the Company has reduced certain services and amenities at the Company’s hotel properties. Although all of the Company’s hotel properties are currently open and operational, the Company may be required, or elect, to temporarily suspend operations at one or more of the Company’s hotel properties in the future depending on the continued impact of COVID-19 and its related effects. If operations at any of the Company’s hotel properties are suspended, the Company cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and or is compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

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

As of September 30, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2022.

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

Concentration of Risk

As of September 30, 2022, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2022 and 2021.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$6,507	$7,723
Restricted cash	15,272	7,891
Total cash and cash equivalents and restricted cash	$21,779	$15,614

Investment in Marketable Securities

All of the Company’s investment in marketable securities were sold during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, unrealized gain on change in fair value of investment in marketable securities was $397,000 and the realized loss on sale of marketable securities was $245,000.

Dividend income is recognized when earned. For the nine months ended September 30, 2021, dividend income of $1,000 was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $445,000 and $383,000 as of September 30, 2022 and December 31, 2021, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2022 is as follows (in thousands):

Years Ending December 31,
2022	$20
2023	77
2024	77
2025	77
2026	76
Thereafter	295
Total	$622

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $5.9 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively. Expected future amortization of debt issuance costs as of September 30, 2022 is as follows (in thousands):

Years Ending December 31,
2022	$170
2023	632
2024	440
2025	154
2026	34
Total	$1,430

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 1,250 and 5,000 shares as of September 30, 2022 and December 31, 2021, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2022 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,540
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	42,022
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,465
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,388
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,608
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,903
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,428
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	18,097
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,121
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,468
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	39,027
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,074
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,680
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,028
Residence Inn Houston Medical Center	April 29, 2019(6)	Houston, Texas	100%	52,000	182	28,241
Totals				$451,771	2,123	$230,090

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of September 30, 2022.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at September 30, 2022 and December 31, 2021 (all amounts in thousands):

	September 30, 2022	December 31, 2021
Land	$76,936	$76,936
Buildings and improvements	338,749	338,729
Furniture, fixtures and equipment	61,931	60,725
Total cost	477,616	476,390
Accumulated depreciation	(75,056)	(63,418)
Investment in hotel properties, net	$402,560	$412,972

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2022, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2022 and December 31, 2021, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2022	Principal as of December 31, 2021	Interest Rate at September 30, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,540	$15,757	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	42,022	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,465	8,594	4.690%	April 11, 2025
Hyatt Place Germantown	6,388	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.4 million as of September 30, 2021 million and were paid to lender in October 2021.
Hyatt Place North Charleston	6,608	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	9,903	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.
Residence Inn Grapevine	11,428	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021 million. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 was paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,097	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,121	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021 million. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Hampton Inn Great Valley	7,468	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million was paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.
Embassy Suites Nashville	39,027	39,660	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicing fees of $205,285 each were paid in January 2021 and April 2021.
Homewood Suites Austin	10,074	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Townplace Suites Fort Worth	5,680	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,028	4,181	8.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,241	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	237,590	241,676
Less unamortized debt issuance costs	(1,430)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$236,160	$239,739

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Hotel properties secure their respective loans.

Scheduled maturities of the Company’s notes payable as of September 30, 2022 are as follows (all amounts in thousands):

Years ending December 31,
2022	$1,313
2023	21,700
2024	90,551
2025	77,417
2026	39,141
Thereafter	7,468
Total	$237,590

Economic Injury Disaster Loans

The Company entered into fifteen Loans (“Loans”) each in the principal amount of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of September 30, 2022 and December 31, 2021.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10.0 million as of September 30, 2022 and December 31, 2021.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10.0 million as of September 30, 2022 and December 31, 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $10.0 million and $8.5 million as of as of September 30, 2022 and December 31, 2021.

From April 13, 2022 to September 30, 2022, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The balance of Fourth Related Party Note was $525,500 as of September 30, 2022.

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

The estimated fair value of the Company’s notes payable as of September 30, 2022 and December 31, 2021, respectively, was $238 million and $242 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2022, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of September 30, 2022
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

The Board is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company first paid distributions on September 15, 2015. On March 24, 2020, the Board unanimously approved the suspension of (i) the payment of distributions to the Company’s stockholders, effective immediately, and (ii) the operation of the DRP, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic had on the Company’s hotel properties. The payment of distributions and the operation of the DRP will remain suspended until such time as the Board approves their resumption.

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2022 and December 31, 2021 was $2.5 million and $2.8 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $91,000 and $168,000 for the three months ended September 30, 2022, and 2021, respectively, and was $296,000 and $504,000 for the nine months ended September 30, 2022, and 2021, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017, through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment. In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5%. of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2022, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2022, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three and nine months ended September 30, 2022 and 2021.

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

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and nine months ended September 30, 2022 and 2021.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2022, and 2021, the Company incurred property management fees for each three month period of $861,000, and accounting fees of $112,000. For the nine months ended September 30, 2022, and 2021, the Company paid the Property Manager property management fees for each nine month period of $2.6 million and accounting fees for each nine month period of $337,000, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2022, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2022, and 2021, the Company incurred asset management fees for each three month period of $1.2 million payable to Advisor, and for the nine months ended September 30, 2022, and 2021, the Company incurred asset management fees for each nine month period of $3.6 million payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of September 30, 2022, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2022, total operating expenses of the Company were $6.6 million, which included $4.8 million in operating expenses incurred directly by the Company and $1.8 million incurred by the Advisor on behalf of the Company. Of the $6.6 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2022, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.8 million during the four fiscal quarters ended September 30, 2022. As of September 30, 2022, the Company had $322,000 due to the Advisor for operating expense reimbursement.

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2022, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $28,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively, and $78,000 and $97,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were 1,250 non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. The remaining unrecognized compensation expense associated with those 1,250 non-vested shares of $301 will be recognized during the fourth quarter of 2022.

The following is a summary of activity under the Independent Directors Compensation Plan for the nine months ended September 30, 2022 and year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2020	5,000	$23.50
Shares granted on November 12, 2021	5,000	$19.40
Shares vested	(5,000)	$23.50

Balance of non-vested shares as of December 31, 2021	5,000	$19.40
Shares vested	(3,750)	$19.40
Balance of non-vested shares as of September 30, 2022	1,250	$19.40

8.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2022, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate taxes	$4,266	$4,447
Insurance	290	382
Hotel furniture and fixtures	7,581	5,483
Debt service	2,977	2,762
Property improvement plan	158	158
Total restricted cash	$15,272	$13,232

Franchise Agreements

As of September 30, 2022, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 2.5% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $1.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $5.2 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2022, the Company had operating loss and capital loss carry-forwards of $12.4 million and $900,000 respectively.

The Company had deferred tax assets of $2.3 million as of September 30, 2022 and December 31, 2021, net of a valuation allowance of $16.4 million and $14.5 million as of September 30, 2022 and December 31, 2021, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2022, the TRS had a net operating loss carry-forward of $80.1 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Current expense	$18	$43	$109	$(27)
Deferred benefit	(579)	(955)	(1,925)	(3,524)
Valuation provision for deferred benefit	579	955	1,925	3,524
Total expense	$18	$43	$109	$(27)

Federal	$(579)	$(955)	$(1,925)	$(3,524)
Valuation provision for federal taxes	579	955	1,925	3,524
State	18	43	109	(27)
Total tax expense	$18	$43	$109	$(27)

On September 30, 2022, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

The COVID-19 pandemic has had, and may continue to have, a significant adverse effect on the operating results of the Company’s hotel properties and overall financial condition. See Note 1, “Organization.”

=

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

The most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including variants thereof, on our business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the duration of associated immunity and efficacy of the currently available vaccines against emerging variants of COVID-19, the potential for hotel closures that may be mandated or advisable, whether based on increased COVID-19 cases, the continued spread of more contagious variants or other factors, the reduction or reversal of containment measures in certain communities, and the direct and indirect economic effects of the pandemic.

Other factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;

●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;

●	foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in global, national, regional or local economic, demographic or capital market conditions, including volatility as a result of the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response);

●	adverse domestic or global economic conditions, particularly in the event of a recession which results in significant employment losses across many sectors of the economy and reduced levels of travel and consumer spending;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital; and

●	changes in interest rates.

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

Overview

We are a Maryland corporation formed on July 25, 2014, to invest in a portfolio of select-service hospitality properties with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own, and in the future intend to own, substantially all of our assets and conduct our operations through Moody National Operating Partnership II, LP, or our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor (as defined below). Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests in our operating partnership, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests in our operating partnership.

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

COVID-19 Pandemic

The global COVID-19 pandemic has had, and may continue to have, a significant adverse effect on our financial condition and operating results.

Since December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 was declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency with respect to COVID-19. Many governments, including at the federal, state and local level in the United States, previously instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although in many cases these measures have been relaxed or lifted entirely, they may be reinstated in whole or in part in certain communities and additional, more restrictive measures may be implemented on a widespread basis in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

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

COVID-19 dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in bookings, occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the continued effects of COVID-19 and its related effects. If operations at any of our hotel properties are suspended, we cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Results of Operations

We were formed on July 25, 2014. As of both September 30, 2022, and 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the overall uncertainty surrounding the COVID-19 pandemic in the United States, it is difficult to project the duration of revenue declines for the industry and our company; however, we currently expect the decline in revenue and operating results as compared to 2019 to continue through the remainder of 2022 and potentially into subsequent years. We expect a gradual recovery in revenues as the percentage of the population which has been fully vaccinated increases. However, our future revenues and operating results could be negatively impacted if, among other things, rates of COVID-19 cases increase, more contagious or deadly variants of COVID-19 emerge and spread, state and local governments and businesses reinstate restrictions on travel and public gatherings or consumer sentiment towards travel deteriorates. It is impossible to predict if or when we will be able to resume pre-COVID-19 levels of operations.

Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021

Revenue

Hotel revenue increased to $20.8 million for the three months ended September 30, 2022, from $16.3 million for the three months ended September 30, 2021 due to increased hotel occupancies primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the three months ended September 30, 2022 and 2021 (all amounts in thousands).

	Three months ended September 30,		Increase
	2022	2021	(Decrease)
Residence Inn Austin	$1,163	$1,043	$120
Springhill Suites Seattle	3,613	1,714	1,899
Homewood Suites Woodlands	660	648	12
Hyatt Place Germantown	1,074	856	218
Hyatt Place North Charleston	856	737	119
Hampton Inn Austin	775	720	55
Residence Inn Grapevine	1,560	1,448	112
Marriott Courtyard Lyndhurst	2,115	1,251	864
Hilton Garden Inn Austin	1,073	892	181
Hampton Inn Great Valley	840	680	160
Embassy Suites Nashville	3,288	2,353	935
Homewood Suites Austin	1,021	928	93
Townplace Suites Fort Worth	650	631	19
Hampton Inn Houston	429	493	(64)
Residence Inn Houston Medical Center	1,682	1,929	(247)
	$20,799	$16,323	$4,476

Revenues for all hotel properties except the Residence Inn Houston Medical Center and Hampton Inn Houston increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $13.8 million for the three months ended September 30, 2022 from $10.8 million for the three months ended September 30, 2021. Such increase was primarily due to increased occupancies for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulting from an increase in travel.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.8 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes resulting from increased property valuations related to improved operating performance for the calendar year 2021 compared to calendar year 2020.

Depreciation and Amortization

Depreciation and amortization was $3.9 million for each of the three months ended September 30, 2022 and 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $1.6 million for each of the three months ended September 30, 2022 and 2021. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3.7 million for the three months ended September 30, 2022 from $6.1 million for the three months ended September 30, 2021. The decrease in interest expense and amortization of debt issuance costs was primarily due to a decrease in fees relating to the modification of loans during the three months ended September 30, 2021. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense decreased to $18,000 for the three months ended September 30, 2022, from $43,000 for the three months ended September 30, 2021. The decrease was due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021

Revenue

Hotel revenue increased to $58.5 million for the nine months ended September 30, 2022 from $40.9 million for the nine months ended September 30, 2021 due to increased hotel occupancies primarily resulting from an increase in travel. Interest and dividend income decreased to $0 for the nine months ended September 30, 2022 from $1,000 for nine months ended September 30, 2021 due to the sale of the marketable securities during the first quarter of 2021.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the nine months ended September 30, 2022 and 2021 (all amounts in thousands):

	Nine months ended September 30,		Increase
	2022	2021	(Decrease)
Residence Inn Austin	$3,704	$2,904	$800
Springhill Suites Seattle	7,243	4,028	3,215
Homewood Suites Woodlands	1,964	1,713	251
Hyatt Place Germantown	2,874	2,342	532
Hyatt Place North Charleston	2,482	1,665	817
Hampton Inn Austin	2,921	1,750	1,171
Residence Inn Grapevine	4,630	3,654	976
Marriott Courtyard Lyndhurst	5,214	2,875	2,339
Hilton Garden Inn Austin	3,643	2,436	1,207
Hampton Inn Great Valley	2,231	1,430	801
Embassy Suites Nashville	9,377	5,047	4,330
Homewood Suites Austin	3,451	2,481	970
Townplace Suites Fort Worth	1,991	1,721	270
Hampton Inn Houston	1,444	1,281	163
Residence Inn Houston Medical Center	5,299	5,551	(252)
	$58,468	$40,878	$17,590

Revenues for all hotel properties except the Residence Inn Houston Medical Center increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $38.6 million for the nine months ended September 30, 2022 from $29.6 million for the nine months ended September 30, 2021. Such increase was primarily due to increased occupancies for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulting from an increase in travel.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $5.1 million for the nine months ended September 30, 2022 from $4.7 million for the nine months ended September 30, 2021. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes resulting from increased property valuations related to improved operating performance for the calendar year 2021 compared to calendar year 2020.

Depreciation and Amortization

Depreciation and amortization increased to $11.7 million for the nine months ended September 30, 2022 from $11.6 million for the nine months ended September 30, 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $5.2 million for the nine months ended September 30, 2022 and $5.4 million for the nine ended September 30, 2021. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs decreased to $10.9 million for the nine months ended September 30, 2022 from $12.0 million for the nine months ended September 30, 2021. The decrease in interest expense and amortization of debt issuance costs was primarily due to a decrease in fees relating to the modification of loans during the nine months ended September 30, 2021. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $0 for the nine months ended September 30, 2022 compared to $245,000 for the nine months ended September 30, 2021.

Unrealized Gain on Change in Fair Value of Investment in Marketable Securities

Unrealized gain on change in fair value of investment in marketable securities of $0 for the nine months ended September 30, 2022 and $397,000 for the nine months ended September 30, 2021 which was due to an increase in the value of our marketable securities.

Income Tax Expense (Benefit)

Our income tax expense was $109,000 for the nine months ended September 30, 2022 compared to an income tax benefit of $(27,000) for the nine months ended September 30, 2021. This increase was due to an increase in state taxable income of our TRS for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders. To the extent that our operating results continue to be adversely impacted by the effects of the COVID-19 pandemic, an economic downturn or potential recession, our liquidity and capital resources will be adversely impacted.

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

Net Cash Provided by (Used in) Operating Activities

As of both September 30, 2022 and 2021, we owned interests in fifteen hotel properties. Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 2022 compared to cash used in operating activities of $(14.3) million for the nine months ended September 30, 2021. The increase in cash provided by operating activities for the nine months ended September 30, 2022 was primarily due to the fact that amounts due to related parties increased by $5.9 million for the nine months ended September 30, 2022 compared to a decrease in amounts due to related parties of $3.3 million for the nine months ended September 30, 2021. Also, such increase in cash provided by operating activities was due to a decrease in net loss from $22.3 million for the nine months ended September 30, 2021 compared to $13.1 million for the nine months ended September 30, 2022.

Net Cash (Used in) Provided By Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $(1.2) million compared to net cash provided by investing activities of $1.8 million for the nine months ended September 30, 2021. The increase in cash used in investing activities for the nine months ended September 30, 2022 was due to a decrease in proceeds from the sale of marketable securities and an increase in improvements and additions to hotel properties for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2022, our cash flows from financing activities consisted primarily of proceeds of notes payable to related parties and repayment of notes payable. Net cash (used in) provided by financing activities for the nine months ended September 30, 2022, and 2021 was $(2.0) million and $17.6 million, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2022, was primarily due to the fact that proceeds of notes payable from related parties decreased from $20.9 million for the nine months ended September 30, 2021 to $2.0 for the nine months ended September 30, 2022.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2022, we had cash on hand, cash equivalents and restricted cash of $21.8 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic has resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of September 30, 2022, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The balance of Related Party Note was $10.0 million as of September 30, 2022, and December 31, 2021.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The balance of Second Related Party Note was $10.0 million as of September 30, 2022, and December 31, 2021.

From August 20, 2021, to September 30, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The balance of Third Related Party Note was $10.0 million and $8.5 million as of September 30, 2022, and December 31, 2021, respectively.

From April 13, 2022, to June 30, 2022, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note will bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The balance of Fourth Related Party Note was $525,500 as of September 30, 2022.

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

Economic Injury Disaster Loans

We have entered into fifteen loans each in the principal amount of $500,000 each from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of September 30, 2022 and December 31, 2021.

Aggregate Indebtedness

As of September 30, 2022, our outstanding indebtedness totaled $268.1 million, which amount includes the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and loans from the U.S. Small Business Administration of $237.6 million, and the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note of $30.5 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2022 and December 31, 2021, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2022 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt obligations(1)	$237,590	$1,313	$112,251	$116,558	$7,468
Interest payments on outstanding debt obligations(2)	32,269	2,704	19,088	6,136	4,341
Total	$269,859	$4,017	$131,339	$122,694	$11,809

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2022.

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

As of September 30, 2022, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2022, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2022, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2022, our total operating expenses were $6.6 million, which included $4.8 million in operating expenses incurred directly by us and $1.8 million in operating expenses incurred by our advisor on our behalf. Of that $6.6 million in total operating expenses incurred during four fiscal quarters ended September 30, 2022, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.8 million in operating expenses during four fiscal quarters ended September 30, 2022. As of September 30, 2022, we had $322,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2022.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2022 and 2021.

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

Inflation

As of September 30, 2022, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of September 30, 2022, we were not experiencing any material impact from inflation.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2022 and 2021 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(4,003)	$(7,425)	$(13,068)	$(22,242)
Adjustments:
Depreciation of real estate	3,908	3,872	11,700	11,606
Loss on sale of marketable securities	—	—	—	245
Funds from Operations	(95)	(3,553)	(1,368)	(10,391)
Adjustments:
Unrealized gain on change in fair value of investment in marketable securities	—	—	—	(397)
Amortization of debt issuance costs	170	170	507	507
Modified Funds from Operations	$75	$(3,383)	$(861)	$(10,281)

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

COVID-19 Pandemic

As discussed elsewhere in this Quarterly Report, the COVID-19 pandemic has had, and may continue to have, a significant adverse effect on the operating results of our hotel properties and overall financial condition.

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

As of September 30, 2022, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2022 and December 31, 2021, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2022	Principal as of December 31, 2021	Interest Rate at September 30, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,540	$15,757	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.
Springhill Suites Seattle	42,022	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.
Homewood Suites Woodlands	8,465	8,594	4.690%	April 11, 2025
Hyatt Place Germantown	6,388	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.4 million as of September 30, 2021 million and were paid to lender in October 2021.
Hyatt Place North Charleston	6,608	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.
Hampton Inn Austin	9,903	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.
Residence Inn Grapevine	11,428	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021 million. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 was paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.
Marriott Courtyard Lyndhurst	18,097	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.
Hilton Garden Inn Austin	17,121	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021 million. $1.69 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Loan	Principal as of September 30, 2022	Principal as of December 31, 2021	Interest Rate at September 30, 2022	Maturity Date	Loan Modifications
Hampton Inn Great Valley	7,468	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million was paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.
Embassy Suites Nashville	39,027	39,660	4.2123%	July 11, 2025	April to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicing fees of $205,285 each were paid in January 2021 and April 2021.
Homewood Suites Austin	10,074	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.
Townplace Suites Fort Worth	5,680	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.
Hampton Inn Houston	4,028	4,181	8.250%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.
Residence Inn Houston Medical Center	28,241	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	237,590	241,676
Less unamortized debt issuance costs	(1,430)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$236,160	$239,739

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our financial condition and operating results.

Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 was declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary has declared a public health emergency in response to COVID-19. Many governments, including at the federal, state and local level in the United States, previously instituted a wide variety of unprecedented measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although these measures have largely been lifted, they may be reinstated in whole or in part in certain communities and additional, more restrictive measures may be implemented on a widespread basis in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

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

COVID-19 dramatically reduced travel, which has had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic has had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we have experienced a significant decline in occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which has had an adverse impact on our results of operations and cash flow from operations. In addition, we have reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the length and severity of the COVID-19 pandemic and its related effects. If we suspend operations at a hotel property, we cannot give any assurance as to when operations at the property will be resumed at a full or reduced level.

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

Moreover, many of the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022, should be interpreted as heightened risks as a result of the adverse impacts of the COVID-19 pandemic.

We have paid, and may continue to pay, distributions from the proceeds of our offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through September 30, 2022, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

On March 24, 2020, our board of directors unanimously approved the suspension of the payment of distributions to our stockholders, effective immediately, due to the impact that the COVID-19 pandemic is having and may continue to have on our hotel properties. There can be no assurance when the payment of distributions will resume, if at all.

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

Our hotel properties are subject to the risks inherent to the hotel industry. These risks, which may adversely affect the occupancy of our hotels properties, the rates that can be charged for rooms at our hotel properties, the operating expenses of our hotel properties and the revenues generated by our hotel properties, include:

●	changes in general economic conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the United States or global economy, including any recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending and travel;

●	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

●	events or conditions beyond our control that negatively shape public perception of business and leisure travel, make travel more difficult or prevent travel altogether or result in temporary closures or other disruption at hotel properties, including natural disasters, extreme weather conditions, acts of terrorism, war and outbreaks of contagious disease such as the global pandemic of the novel coronavirus that causes the disease known as COVID-19;

●	cyber-attacks;

●	climate change or availability of natural resources;

●	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for hotels generally as a result of certain labor tactics; and

●	other changes in the overall demand for hotel rooms, including increases in supply of hotel rooms that exceed increases in demand, changes in the desirability of particular locations or changes to the travel patterns of customers.

The ongoing conflict between Russia and Ukraine has caused severe disruptions in the U.S. and global economy and may have an adverse impact on our financial performance.

On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and the countries remain in active armed conflict. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including the United States), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability of to achieve our investment objectives. Similar risks will exist to the extent that any investments, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.

We may not have sufficient funds to pay interest payments if interest rates increase significantly.

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has signaled that it will raise interest rates in 2022 and increased rates 0.25% in March 2022, 0.5% in May 2022, 0.75% in June 2022, 0.75% in July 2022 and 0.75% in September 2022. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

In the event that the interest rate on any mortgage loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, our continued ownership of the applicable property that secures such loan may be threatened. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our revenues.

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

As of September 30, 2022, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our ongoing public offering.

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

As of September 30, 2022, the net offering proceeds to us from our follow-on offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of September 30, 2022, we used $166.4 million of the net proceeds from our initial public offering and follow-on offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of September 30, 2022, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended September 30, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-198305))

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 14, 2022	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Robert W. Engel
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