Form 10-K
period 2022-12-31
Moody National REIT II, Inc.
filed 2023-03-29
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established market for the registrant’s shares of common stock. There were 13,640,429 shares of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2023, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

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

RISK FACTOR SUMMARY

You should carefully review Item 1A—“Risk Factors” section of this Annual Report for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. These risks and uncertainties include, but are not limited to, risks related to the following:

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties.

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We cannot guarantee that we will make distributions. We may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We suspended the payment of distributions in March 2020 and have not resumed distribution payments.

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on any estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock.

●	NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

●	The novel coronavirus (“COVID-19”) pandemic had and may in the future continue to have, an adverse impact on our NAV, results of operations, cash flows and our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.

●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector may leave our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay distributions.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our investment and operational policies without stockholder consent.

●	We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market.

●	We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility.

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

●	We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	The fees we pay to our advisor in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

●	We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

PART I

ITEM 1.	Business

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

Our follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020. We accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in our initial public offering and follow-on offering, excluding shares issued in connection with the Mergers (as defined below) and including 567,000 shares pursuant to the DRP, resulting in aggregate gross offering proceeds of $234.6 million. We accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of December 31, 2022, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Our principal executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had, and in the future may have, a significant adverse effect on our financial condition and operating results. COVID-19 dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we experienced a significant decline in bookings, occupancy and revenues across our hotel properties. Our hotel properties operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on our results of operations and cash flow from operations. In addition, we reduced certain services and amenities at our hotel properties.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Investment Portfolio

As of December 31, 2022, our portfolio included interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2022 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,465
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	41,812
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,420
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,342
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,553
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,844
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,360
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,986
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,026
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,429
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	38,811
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,022
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,645
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,022
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,083
Totals				$451,771	2,123	$228,820

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2022.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the Mergers.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2022, our total outstanding indebtedness was $236 million. This amount did not exceed 300% of the value of our net assets.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. See Note 4, “Debt,” to the consolidated financial statements included in this Annual Report for additional information.

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

Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A limited availability of financing in the future could reduce suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. Further, as a result of their greater financial resources, our competitors may have more flexibility than we do in their ability to offer reduced room rates at properties. This could put pressure on our ability to maintain or raise rates and could adversely affect our ability to attract or retain customers. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to resume the payment of distributions to our stockholders may be adversely affected.

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

Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental and human health and safety laws, ordinances, and regulations, and (v) various laws relating to housing , including the Americans with Disabilities Act of 1990. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

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

We do not believe that compliance with the laws and regulations described above will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen contingencies or new or changed laws or regulations on our company or properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available financing sources to pay our expense. Due to the effects of COVID-19, these typical seasonal patterns did not have as significant of an impact on the overall fluctuations in occupancy rates and hotel revenues during 2022.

Human Capital

We have no employees. We are externally managed by our advisor. Our executive officers serve as officers of our advisor and are employed by affiliates of our advisor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationship and Related Transactions—The Advisor.”

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

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. Our current stockholders may be referred to as “you” or “your” in this Item 1A. References to “shares” and “our common stock” refer to the shares of our common stock.

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

We have held most of our current investments for a relatively limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

As of December 31, 2022, we held interests in 15 hotel properties located in six states, comprising a total of 2,123 rooms. We have held most of our current investments for a limited period of time. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

On March 24, 2023, our board of directors determined an estimated NAV per share of each of our Class A shares, Class T shares and Class I shares as of December 31, 2022 of $19.45. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2022 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

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

We intend to continue to determine an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year, or more frequently, in the sole discretion of our board of directors, and intend to disclose that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC. We may not calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the “Contingent Advisor Payment,” as described in Note 6, “Related Party Arrangements,” would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, may only be annually.

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

We have paid, and may continue to pay, distributions from the proceeds of our offerings. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through December 31, 2022, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or sources other than cash flow from operations which we may use to fund distributions.

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

For the years ended December 31, 2022 and 2021, we had net losses of $18.7 million and $27.9 million, respectively. We incurred a net loss attributable to common stockholders of $18.3 million and $27.3 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficits were $173.3 million and $155.0 million as of December 31, 2022 and 2021, respectively. We may incur net losses in the future and may continue to have an accumulated deficit.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2022, we had issued 65,000 shares of restricted stock to our independent directors pursuant to that plan.

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

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting and disclosure about our executive compensation, that apply to other public companies.

So long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by our advisor and we do not directly compensate our executive officers, or reimburse our advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our advisor, we do not have any executive compensation.

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

The hospitality industry is subject to unique risks that may negatively impact our business.

Our hotel properties are subject to the risks inherent to the hotel industry. These risks, which may adversely affect the occupancy of our hotels properties, the rates that can be charged for rooms at our hotel properties, the operating expenses of our hotel properties and the revenues generated by our hotel properties, include:

●	changes in global, national, regional or local economic, demographic or capital market conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the United States or global economy, including any recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending and travel, and actual or perceived instability in the U.S. banking system;

●	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

●	events or conditions beyond our control that negatively shape public perception of business and leisure travel, make travel more difficult or prevent travel altogether or result in temporary closures or other disruption at hotel properties, including natural disasters, extreme weather conditions, acts of terrorism, war and outbreaks of contagious disease such as the global COVID-19 pandemic;

●	cyber-attacks;

●	climate change or availability of natural resources;

●	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for hotels generally as a result of certain labor tactics; and

●	other changes in the overall demand for hotel rooms, including increases in supply of hotel rooms that exceed increases in demand, changes in the desirability of particular locations or changes to the travel patterns of customers.

The COVID-19 pandemic had, and in the future may have, an adverse effect on our financial condition and operating results.

The global COVID-19 pandemic had, and in the future may continue to have, a significant adverse effect on our financial condition and operating results.

COVID-19 dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we experienced a significant decline in bookings, occupancy and revenues across our hotel properties, which we expect to continue for an indefinite period of time. Our hotel properties operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on our results of operations and cash flow from operations. In addition, we reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the continued impact of COVID-19 and its related effects. If operations at any of our hotel properties are suspended, we cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

In February 2022, Russian troops began a full-scale invasion of Ukraine and the countries remain in active armed conflict. The United States, the United Kingdom, the European Union, and several other nations have announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including the United States), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability of to achieve our investment objectives. Similar risks will exist to the extent that any investments, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally attributable to the ownership of real estate assets, including but not limited to: changes in national, regional or local economic, demographic or real estate market conditions; adverse domestic or global economic conditions, particularly in the event of a recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending and travel; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; actual or perceived instability in the U.S. banking system; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

We have established investment criteria based on certain target markets and geographic areas. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Our hospitality properties are concentrated in the state of Texas and in the future may become concentrated in one or more other geographic locations or regions. These investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments, and we may experience losses as a result. A worsening of economic conditions in a geographic area in which our investments may be concentrated could have an adverse effect on our business.

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

Our investments consist entirely of hospitality properties. As a result, we are subject to risks inherent in investments in a single type of property. Because our investments are concentrated in the hospitality sector, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector will be more pronounced than if we had diversified our investments across multiple sectors. Widespread outbreaks of contagious disease, such as the global pandemic of COVID-19, have had and in the future may continue to have a significant adverse effect the hospitality industry, which increases the potential negative impact such outbreaks may have on our overall financial condition.

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

We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market. REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and as a result to the extent that we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

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

RISKS ASSOCIATED WITH DEBT FINANCING

The COVID-19 pandemic had a significant adverse effect on the hospitality industry and increased the risk that we will be unable to satisfy our debt service obligations and become subject to foreclosure actions initiated by lenders and other adverse consequences.

We generally finance a portion of the purchase price of our investments by borrowing funds. Our failure to comply with the covenants in our existing loan agreements, or inability to make required principal and interest payments, could cause a default under the applicable loan agreement, which could result in fees, penalties and the acceleration of the outstanding debt. If a lender accelerates the repayment of a loan due to our default, we may be required to repay such loan with capital obtained from other sources, which may not be available to us or may only be available on unfavorable terms. If we default under a loan, we may become involved in litigation related to matters concerning the loan and the remedies available to the lender, which could result in significant legal costs. Additionally, defaulting under a loan may damage our reputation as a borrower and limit our ability to secure financing on attractive terms in the future.

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

The COVID-19 pandemic had a significant adverse effect on the hospitality industry and increased the risk that we will be unable to satisfy our debt service obligations and become subject to foreclosure actions initiated by lenders. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments, and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money. Several of the mortgage loans secured by our hotel properties mature during 2023.

We are subject to risks related to bank failures.

The current economic and regulatory environment has raised the risk of instability in the banking sector and bank failures. We may be affected by bank failures to the extent that our depositary accounts with a distressed bank exceed Federal Deposit Insurance Corporation (“FDIC”) limits and cannot be recovered or we have obtained a line of credit or other financing from a distressed bank that can no longer be drawn upon. These risks can apply at the company or investment level. Our advisor intends to mitigate these risks by limiting depositary account amounts to the FDIC ensured levels where practical and carefully monitoring our banking relationships. Our advisor reviews all direct banking relationships as part of its ongoing diligence of our key service providers.

We may not have sufficient funds to pay interest payments if interest rates increase significantly.

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has raised interest rates repeatedly in 2022, including an increase of 0.25% in March 2022, 0.5% in May 2022, 0.75% in June 2022, 0.75% in July 2022, 0.75% in September 2022, 0.75% in November 2022, 0.50% in December 2022, and 0.25% in February 2023, and may further increase interest rates in 2023. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, our continued ownership of the applicable property that secures such loan may be threatened. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our revenues.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. According to publicly released statements, a top legislative priority of President Biden’s administration and of Democrats in the Senate and the House of Representatives is significant tax increases and various other changes to U.S. tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules.

We cannot assure that any future changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on an investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations or borrowing funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we will be required each year to distribute to our stockholders dividends equal to at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income, including net capital gains, and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

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

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, is currently 20%. Dividends paid by REITs, however, are not eligible for the reduced rates except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations.

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

If you participate in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to our distribution reinvestment plan, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received. Our distribution reinvestment plan is currently suspended.

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Internal Revenue Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our operating partnership, but excluding our TRS’s, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Internal Revenue Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid income and/or excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We may also decide to retain capital gains we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRS will be subject to federal income tax and applicable state and local taxes on its net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs and certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and securities of our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our TRSs) can consist of the securities of any one issuer. No more than 20% of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

We may acquire mezzanine loans. If a mezzanine loan satisfies an Internal Revenue Service safe harbor, the mezzanine loan will be treated as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on an investment in our stock.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

We may be party to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging and may hold or acquire assets with LIBOR-based terms. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations also would permit real estate mortgage investment conduits (“REMICs”) to make certain modifications without losing REMIC qualification. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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

As of December 31, 2022, we owned interests in fifteen hotel properties located in six states with a total of 2,123 rooms. For more information on our hotel properties see Part I, Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 12, 2023, there were 13,640,429 shares of our common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

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

Determination of Estimated Net Asset Value per Share

On March 24, 2023, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2022 of $19.45. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2022. We are providing the estimated NAV per share in part to assist broker-dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. In determining the estimated NAV per share, our board relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2022. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, which we refer to herein as the Appraiser. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2022. A summary of methodologies, assumptions and limitations follows the table (in thousands except per share amounts) (amounts in the table are unaudited).

Investment in hotel properties	$536,600
Cash, cash equivalents and restricted cash	21,203
Other assets	4,405
$562,208

Notes payable and notes payable to related party	$266,431
Other liabilities	25,070
Special limited partnership interests	1
Noncontrolling interests in Operating Partnership	5,415
Total liabilities, special limited partnership interests and noncontrolling interests in Operating Partnership	$296,917
Estimated value	$265,291

Common stock outstanding	13,640
Estimated value per share	$19.45

As of December 31, 2022, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$39.34
Notes payable and notes payable to related party	(19.53)
Other assets, liabilities, and special limited partnership interests	0.04
Noncontrolling interests in Operating Partnership	(0.40)
Estimated value per share	$19.45

Investment in Hotel Properties

As of December 31, 2022, we owned interests in 15 hotel properties. The Appraiser appraised the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, the Appraiser reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, the Appraiser (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, the Appraiser developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2023 forecasts and 2023 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, the Appraiser determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. The Appraiser made deductions for capital expenditures based on discussions with our advisor, its review of the applicable property’s improvements and estimates of reserves for replacements going forward. The discount rates and capitalization rates used to value our hotel properties were selected and applied on a property-by-property basis and were selected based on several factors, including but not limited to industry surveys, discussions with industry professionals, hotel type, franchise, location, age, current room rates and other factors that the Appraiser deemed appropriate. The following summarizes the overall discount rates and capitalization rates used by the Appraiser:

	Range
	Low	High	Weighted Average
Capitalization Rate	6.75%	8.25%	7.50%
Discount Rate	8.75%	10.25%	9.50%

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

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$19.94	$18.96
Discount Rate	$20.12	$18.83

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

Notes Payable and Notes Payable to Related Party

As of December 31, 2022, we had 15 mortgage notes payable, 15 Economic Injury Disaster Loans of $500,000 each from the U.S. Small Business Administration which are secured by our tangible and intangible personal property, and four notes payable to related party. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board to be equal to their carrying value as of December 31, 2022 due to their short maturities.

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

Further, the estimated NAV per share is as of December 31, 2022 and is based on the estimated value of our assets as of December 31, 2022. We did not make any adjustments to the valuation for the impact of other transactions or events occurring subsequent to December 31, 2022. The value of our common stock will fluctuate over time in response to developments related to individual assets in our portfolio, the management of those assets, and in response to the real estate and capital markets. As a result, the estimated NAV per share as of December 31, 2022 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

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

As of December 31, 2022, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

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

As of December 31, 2022, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of December 31, 2022, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of December 31, 2022, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the twelve months ended December 31, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

For the year ended December 31, 2022, we had cash provided by operating activities of $7.8 million, and $(3.1) million in funds from operations. For the year ended December 31, 2021, we had cash used in operating activities of $(22.9) million, and $(12.2) million in funds from operations. For the years ended December 31, 2022 and 2021, we did not pay any distributions.

ITEM 6.	[Reserved]
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2022, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had, and my in the future continue to have, a significant adverse effect on our financial condition and operating results.

COVID-19 dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we experienced a significant decline in bookings, occupancy and revenues across our hotel properties. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on our results of operations and cash flow from operations. In addition, we reduced certain services and amenities at our hotel properties

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of the Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP) effective as of March 2020. We are not currently raising capital through the sale of our securities and we do not intend to begin to do so in the near term. We have also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our share repurchase program. Specifically, our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to take any or all of such actions.

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

Results of Operations

We were formed on July 25, 2014. As of both December 31, 2022, and 2021, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the COVID-19 pandemic in the United States, the revenue and operating results declined for the year ended December 31, 2022 compared to the year ended December 31, 2019. We expect a recovery in revenues as state and local governments and businesses have removed restrictions on travel and public gatherings and consumer sentiment towards travel has improved.

Revenue

Hotel revenue increased to $77.4 million for the year ended December 31, 2022 from $56.6 million for the year ended December 31, 2021 due to increased hotel occupancies primarily resulting from an increase in travel. Interest and dividend income decreased to $0 for the year ended December 31, 2022 from $1,000 for year ended December 31, 2021 due to sales of marketable securities during first quarter of 2021.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the years ended December 31, 2022 and 2021 (all amounts in thousands).

	Years ended December 31,
	2022	2021	Increase
Residence Inn Austin	$4,939	$3,975	$964
Springhill Suites Seattle	9,308	5,433	3,875
Homewood Suites Woodlands	2,635	2,346	289
Hyatt Place Germantown	3,769	3,090	679
Hyatt Place North Charleston	3,060	2,239	821
Hampton Inn Austin	3,940	2,641	1,299
Residence Inn Grapevine	6,035	4,926	1,109
Marriott Courtyard Lyndhurst	7,057	4,240	2,817
Hilton Garden Inn Austin	4,868	3,460	1,408
Hampton Inn Great Valley	3,041	2,049	992
Embassy Suites Nashville	12,622	7,491	5,131
Homewood Suites Austin	4,495	3,549	946
Townplace Suites Fort Worth	2,583	2,314	269
Hampton Inn Houston	1,913	1,685	228
Residence Inn Houston Medical Center	7,109	7,179	(70)
	$77,374	$56,617	$20,757

Revenues for all hotel properties except the Residence Inn Houston Medical Center increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increased hotel occupancies resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $52.2 million for the year ended December 31, 2022 from $41.3 million for the year ended December 31, 2021. Such increase was primarily due to increased hotel occupancies resulting from an increase in travel.

Property Taxes, Insurance and Other Expenses

Property taxes, insurance and other expenses increased to $6.6 million for the year ended December 31, 2022 from $6.1 million for the year ended December 31, 2021. The increase in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes resulting from increased property valuations related to improved operating performance for the calendar year 2021 compared to calendar year 2020.

Depreciation and Amortization

Depreciation and amortization increased to $15.6 million for the year ended December 31, 2022 from $15.5 million for the year ended December 31, 2021.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $6.9 million for the year ended December 31, 2022 from $6.7 million for the year ended December 31, 2021. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs decreased to $14.7 million for the year ended December 31, 2022 from $15.2 million for the year ended December 31, 2021. The decrease in interest expense and amortization of debt issuance costs was primarily due to a decrease in fees relating to modifications of loans for the year ended December 31, 2022 compared to the year ended December 31, 2021. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities was $0 for the year ended December 31, 2022 compared to a gain of $152,000 for the year ended December 31, 2021.

Income Tax Expense (Benefit)

Our income tax expense was $146,000 for the year ended December 31, 2022 compared to an income tax benefit of $17,000 for the year ended December 31, 2021. This increase was due to an increase in state taxable income for the year ended December 31, 2022.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the disposition of assets, the sale of our equity or debt securities or short-term borrowing, all of which may be more costly to us in the current economic environment.

Net Cash Provided by (Used in) Operating Activities

As of both December 31, 2022 and 2021, we owned interests in fifteen hotel properties. Net cash provided by operating activities was $7.8 million for the year ended December 31, 2022 compared to cash used in operating activities of $(22.9) million for the year ended December 31, 2021. The increase in cash provided by operating activities for the year ended December 31, 2022 was primarily due to the fact that amounts due to related parties increased by $7.2 million for the year ended December 31, 2022 compared to a decrease in amounts due to related parties of $7.4 million for the year ended December 31, 2021. Also, such increase in cash provided by operating activities was due to a decrease in net loss from $27.9 million for the year ended December 31, 2021 compared to $18.7 million for the year ended December 31, 2022.

Net Cash (Used in) Provided by Investing Activities

For the year December 31, 2022, net cash used in investing activities was $(2.1) million compared to net cash provided by investing activities of $1.6 million for the year December 31, 2021. The increase in cash used in investing activities for the year ended December 31, 2022 was due to an increase in improvements and additions to hotel properties offset by a decrease in proceeds from the sale of marketable securities for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2022, our cash flows from financing activities consisted primarily of proceeds of notes payable to related parties and repayment of notes payable. Net cash (used in) provided by financing activities for the year ended December 31, 2022, and 2021 was $(3.7) million and $30.0 million, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2022, was primarily due to the fact that the increase in proceeds of notes payable from related parties decreased from $35.0 million for the year ended December 31, 2021 to $6.4 million for the year ended December 31, 2022.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $21.2 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of December 31, 2022, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties mature during 2023.

The U.S. Federal Reserve raised interest rates repeatedly during 2022 and may further increase interest rates in 2023. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 8.93% as of December 31, 2022. The balance of Related Party Note was $10.0 million as of December 31, 2022 and 2021.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 10.93% as of December 31, 2022. The balance of Second Related Party Note was $10.0 million as of December 31, 2022, and 2021.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 11.93% as of December 31, 2022. The balance of Third Related Party Note was $10.0 million and $8.5 million as of December 31, 2022 and 2021, respectively.

From April 13, 2022, to June 30, 2022, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note will bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 12.93% as of December 31, 2022. The balance of the Fourth Related Party Note was $110,500 as of December 31, 2022.

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

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of December 31, 2022 and 2021.

Aggregate Indebtedness

As of December 31, 2022, our outstanding indebtedness totaled $266.4 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and loans from the U.S. Small Business Administration of $236.3 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note of $30.1 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2022 and 2021, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt obligations(1)	$236,320	$21,681	$168,030	$39,288	$7,321
Interest payments on outstanding debt obligations(2)	29,609	10,356	13,047	2,167	4,039
Total	$265,929	$32,037	$181,077	$41,455	$11,360

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2022.

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

As of December 31, 2022, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2022, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2022, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022, our total operating expenses were $7.0 million, which included $5.2 million in operating expenses incurred directly by us and $1.8 million in operating expenses incurred by our advisor on our behalf. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2022, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.8 million in operating expenses during the four fiscal quarters ended December 31, 2022. As of December 31, 2022, we had $252,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2022.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2018 through 2022 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2022 and 2021.

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

Inflation

As of December 31, 2022, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2022, we were not experiencing any material impact from inflation.

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

We did not make any distributions for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, we had cash provided by operating activities of $7.8 million, and $(3.1) million in funds from operations. For the year ended December 31, 2021, we had cash used in operating activities of $(22.9) million, and $(12.2) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through December 31, 2022, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2022 and 2021 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2022	2021
Net Loss	$(18,713)	$(27,930)
Adjustments:
Depreciation of real estate	15,629	15,482
Loss on sale of marketable securities	—	245
Funds from Operations	(3,084)	(12,203)
Adjustments:
Unrealized gain on change in fair value of investment in marketable securities	—	(397)
Amortization of debt issuance costs	677	677
Modified Funds from Operations	$(2,407)	$(11,923)

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Tender Offer

In March 2023, an unaffiliated third party that currently owns 2.7% of our outstanding shares of common stock made an unsolicited tender offer to all of our stockholders to purchase up to an additional 1.9% of our common stock.

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

As of December 31, 2022, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the variable rate loan for Hampton Inn Houston, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2022 and 2021, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2022	Principal as of December 31, 2021	Interest Rate at December 31, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,465	$15,757	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.

Springhill Suites Seattle	41,812	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.

Homewood Suites Woodlands	8,420	8,594	4.690%	April 11, 2025

Hyatt Place Germantown	6,342	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.4 million as of September 30, 2021 million and were paid to lender in October 2021.

Hyatt Place North Charleston	6,553	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.

Hampton Inn Austin	9,844	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.

Residence Inn Grapevine	11,360	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 was paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.

Marriott Courtyard Lyndhurst	17,986	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.

Hilton Garden Inn Austin	17,026	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.62 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Hampton Inn Great Valley	7,429	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million was paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.

Embassy Suites Nashville	38,811	39,660	4.2123%	July 11, 2025	April 2020 to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicing fees of $205,285 each were paid in January 2021 and April 2021.

Homewood Suites Austin	10,022	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Townplace Suites Fort Worth	5,645	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.

Hampton Inn Houston	4,022	4,181	9.500%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Residence Inn Houston Medical Center	28,083	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.

U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	236,320	241,676

Less unamortized debt issuance costs	(1,260)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$235,060	$239,739

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and offices are as follows:

Name	Position
Brett C. Moody	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	Chief Financial Officer
William H. Armstrong III	Independent Director
Charles L. Horn	Independent Director
Clifford P. McDaniel	Independent Director
John P. Thompson	Independent Director

Brett C. Moody, age 59, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 68, has served as our Chief Financial Officer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Divisional Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 58, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 62, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. Since November 2021, Mr. Horn has served as President and Chief Executive Officer of Loyalty Ventures, Inc. (NASDAQ:LYLT), a leading provider of customer loyalty and marketing solutions. From July 2019 to October 2021, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 61, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to February 2015, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 59, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the forms, and any amendments thereto, filed electronically with the SEC during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2022.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(2)	64,000	—	—	64,000
Clifford P. McDaniel(2)	54,000	—	—	54,000
John P. Thompson(2)	54,000	—	—	54,000
William H. Armstrong III(2)	54,000	—	—	54,000
Total	$226,000	$—	$—	$226,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	Independent director.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is re-elected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. As of December 31, 2022, all of our current independent directors have received all of the grants of restricted stock to which they are entitled pursuant to the terms of the independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,935,000 shares remained as of December 31, 2022. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2022.

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

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 12, 2023, for each person or group that holds more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

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

The following describes all transactions during the period from January 1, 2021 to December 31, 2022 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2022, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.7% of the limited partnership units of our operating partnership. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increased proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

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

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2024, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by our advisor under the terms of the advisory agreement include the following:

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

The above summary is provided to illustrate the material functions that our advisor performs for us pursuant to the advisory agreement and is not intended to include all of the services that may be provided to us by the advisor, its affiliates or third parties.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. For purposes of determining the amount of contingent advisor payment payable, the amounts paid by our advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the contingent advisor payment previously paid. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion. We did not incur any acquisition fees payable to our advisor for the years ended December 31, 2022 and 2021.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any financing coordination fees payable to our advisor for the years ended December 31, 2022 and 2021.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. We incurred asset management fees of $4.8 million payable to our advisor for each of the years ended December 31, 2022 and 2021.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. We paid the property manager property management fees of $3.4 million and accounting fees of $450,000 for each of the years ended December 31, 2022 and 2021.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre-acquisition or post-acquisition. As of December 31, 2022, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2022, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2022 and 2021, total organization and offering expenses for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2022, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2022, we had $0 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022, our total operating expenses were $7.0 million, which included $5.2 million in operating expenses incurred directly by us and $1.8 million incurred by our advisor on our behalf. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2022, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.8 million during the four fiscal quarters ended December 31, 2022. As of December 31, 2022, we had $252,000 due to our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. We did not reimburse our advisor for any acquisition expenses for the years ended December 31, 2022 and 2021.

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

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). As of December 31, 2022, we had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our public offerings, of which $8.5 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements included in this Annual Report for a description of notes payable to related party. The balance of such notes was $30.1 million as of December 31, 2022

Approval of Related Party Transactions

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

Our charter provides that a majority of the directors must be “independent directors,” except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by our advisor or its affiliates) exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or our advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2022 and 2021 are set forth in the table below.

	Year ended December 31, 2022	Year ended December 31, 2021
Audit fees	$350,000	$280,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$350,000	$280,000

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-24 hereof.

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

MOODY NATIONAL REIT II, INC.

Date: March 29, 2023	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	March 29, 2023
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer and Treasurer	March 29, 2023
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ Charles L. Horn	Director	March 29, 2023
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 29, 2023
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 29, 2023
John P. Thompson

/s/ William H. Armstrong III	Director	March 29, 2023
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments in hotel properties, net – Indicators of impairment and Assessment of expected holding periods

Description of the Matter

As of December 31, 2022, the Company had investments in hotel properties, net of accumulated depreciation, of $399,477,000. As further disclosed in Note 2 to the consolidated financial statements, throughout the year the Company performs an analysis of each property to determine whether an indicator of impairment exists. Many indicators of impairment, such as unfavorable changes in economic conditions or changes in the intended holding periods of the properties, are subjective. If indicators of impairment are present, the Company determines whether the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties' carrying amounts. The Company prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

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

Our testing of the Company's indicators of impairment included, among others, evaluating management’s analysis, including testing the completeness and accuracy of the underlying data, testing both internal operating projections and an evaluation of discount rates and terminal capitalization rates through third-party industry guides and our industry expert. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends through third-party industry guides. In addition, we considered the hold period necessary for the property's carrying value to be recovered via undiscounted cash flows. We held discussions with management about the status of any potential transactions and management's judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2014.

Atlanta, Georgia

March 29, 2023

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Investments in hotel properties, net	$399,477	$412,972
Cash and cash equivalents	4,912	6,049
Restricted cash	16,291	13,232
Accounts receivable, net of allowance for doubtful accounts of $35 at December 31, 2022 and 2021	802	1,015
Prepaid expenses and other assets	2,927	2,890
Deferred franchise costs, net of accumulated amortization of $466 and $383 at December 31, 2022 and 2021, respectively	676	684
Total Assets	$425,085	$436,842

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $1,260 and $1,937 as of December 31, 2022 and 2021, respectively	$235,060	$239,739
Notes payable to related party	30,111	28,474
Accounts payable and accrued expenses	16,856	14,128
Due to related parties, net	8,144	953
Dividends payable	70	70
Total Liabilities	290,241	283,364

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at December 31, 2022 and 2021	136	136
Additional paid-in capital	305,641	305,562
Accumulated deficit	(173,272)	(154,983)
Total stockholders’ equity	132,505	150,715
Noncontrolling interests in Operating Partnership	2,338	2,762
Total Equity	134,843	153,477

TOTAL LIABILITIES AND EQUITY	$425,085	$436,842

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2022	2021
Revenue
Room revenue	$73,002	$53,129
Other hotel revenue	4,372	3,488
Total hotel revenue	77,374	56,617
Interest and dividend income	—	1
Total revenue	77,374	56,618

Expenses
Hotel operating expenses	52,182	41,290
Property taxes, insurance and other	6,600	6,102
Depreciation and amortization	15,629	15,482
Corporate general and administrative	6,877	6,675
Total expenses	81,288	69,549

Operating loss	(3,914)	(12,931)

Other expenses (income)
Interest expense and amortization of debt issuance costs	14,653	15,168
Gain on sale of marketable securities	—	(152)
Total other expenses	14,653	15,016

Loss before income tax expense	(18,567)	(27,947)

Income tax expense (benefit)	146	(17)

Net loss	(18,713)	(27,930)

Net loss attributable to noncontrolling interests in Operating Partnership	424	633

Net loss attributable to common stockholders	$(18,289)	$(27,297)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(1.34)	$(2.00)
Dividends declared	$—	$—
Weighted average common shares outstanding	13,640	13,636

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2022 and 2021
(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Beginning Balance at December 31, 2020	0	$0	13,630	$136	$305,446	$(127,686)	316	$3,395	$181,291

Stock-based compensation	—	—	10	—	116	—	—	—	116
Net loss	—	—	—	—	—	(27,297)	—	(633)	(27,930)
Balance at December 31, 2021	0	0	13,640	136	305,562	(154,983)	316	2,762	153,477
Stock-based compensation	—	—	—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(18,289)	—	(424)	(18,713)
Balance at December 31, 2022	0	$0	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,713)	$(27,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,629	15,482
Amortization of debt issuance costs	677	677
Loss on sale of marketable securities	—	245
Unrealized gain on change in fair value of investment in marketable securities	—	(397)
Stock-based compensation	79	117
Changes in operating assets and liabilities:
Accounts receivable	213	(447)
Prepaid expenses and other assets	(37)	13
Accounts payable and accrued expenses	2,728	(3,233)
Due to related parties	7,191	(7,386)
Net cash provided by (used in) operating activities	7,767	(22,859)

Cash flows from investing activities
Proceeds from the sale of marketable securities	—	2,188
Payment of deferred franchise costs	(75)	—
Improvements and additions to hotel properties	(2,051)	(570)
Net cash (used in) provided by investing activities	(2,126)	1,618

Cash flows from financing activities
Proceeds from notes payable	—	7,500
Repayment of notes payable	(5,356)	(5,954)
Proceeds of notes payable to related party	6,437	35,042
Repayment of notes payable to related party	(4,800)	(6,568)
Net cash (used in) provided by financing activities	(3,719)	30,020

Net change in cash and cash equivalents and restricted cash	1,922	8,779
Cash and cash equivalents and restricted cash at beginning of year	19,281	10,502
Cash and cash equivalents and restricted cash at end of year	$21,203	$19,281

Supplemental Disclosure of Cash Flow Activity
Interest paid	$11,709	$17,655
Income tax paid	$115	$141

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2022, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

The Company’s follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020 due to the impact that the spread of COVID-19, a disease caused by a novel strain of coronavirus, is having and is expected to continue to have in the Company’s hotel properties. The Company accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. The Company accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

COVID-19 Pandemic

The global COVID-19 pandemic had a significant adverse effect on the Company’s financial condition and operating results. Since its discovery in December 2019, COVID-19 spread globally, including to every state in the United States. The spread of COVID-19 was declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. Although these measures have been relaxed or lifted entirely, they may be reinstated in whole or in part in certain communities and additional, more restrictive measures may be implemented on a widespread basis in the future. The COVID-19 pandemic adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

Although vaccines for COVID-19 are available to the general public in the United States and around the world, the spread of the virus could have a continued adverse impact on economic and market conditions despite the distribution of vaccines.

The COVID-19 pandemic dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of the Company’s hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on the Company’s business, financial performance and operating results. Since March 2020, the Company experienced a significant decline in bookings, occupancy and revenues across the Company’s hotel properties. The Company’s hotel properties operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on the Company’s results of operations and cash flow from operations. In addition, the Company reduced certain services and amenities at the Company’s hotel properties.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties and or is compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

In response to the COVID-19 pandemic, the Company terminated its public offering of common stock (including pursuant to the DRP), effective as of March 2020. The Company is not currently raising capital through the sale of its securities and the Company does not intend to begin to do so in the near term. The Company has also indefinitely suspended the payment of distributions to stockholders effective as of March 2020 and the operation of the Company’s share repurchase program effective as of April 2020. The Board and the Company’s management continue to evaluate the Company’s financial condition and the overall economic environment to determine if and when the Company will seek to resume raising capital, resume the payment of distributions and reinstate the Company’s share repurchase program. Specifically, the Board, in consultation with management, will continue to monitor the Company’s operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements or in order to maintain the Company’s REIT status for federal income tax purposes. However, it is impossible to predict if or when the Company will be able to resume the payment of distributions.

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

As of December 31, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2022.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2018 through 2022 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Income Taxes.”

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

Concentration of Risk

As of December 31, 2022, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances there on deposit to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $1,500,000.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2022 and 2021.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$4,912	$6,049
Restricted cash	16,291	13,232
Total cash and cash equivalents and restricted cash	$21,203	$19,281

Investment in Marketable Securities

All of the Company’s investment in marketable securities were sold during the year 2021. For the year 2021, unrealized gain on change in fair value of investment in marketable securities was $397,000 and the realized loss on sale of marketable securities was $245,000.

Dividend income is recognized when earned. For the years ended December 31, 2022 and 2021, dividend income of $0 and $1,000, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations.

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $466,000 and $383,000 as of December 31, 2022 and 2021, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2022 is as follows (in thousands):

Years Ending December 31,
2023	$85
2024	85
2025	85
2026	84
2027	75
Thereafter	262
Total	$676

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $6.1 million and $5.4 million as of December 31, 2022 and 2021, respectively. Expected future amortization of debt issuance costs as of December 31, 2022 is as follows (in thousands):

Years Ending December 31,
2023	$632
2024	440
2025	154
2026	34
2027	—
Total	$1,260

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. Non-vested shares of restricted common stock totaling 0 and 5,000 shares as of December 31, 2022 and 2021, respectively, held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in dividends.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2022 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,465
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	41,812
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,420
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,342
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,553
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,844
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,360
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,986
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	17,026
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,429
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	38,811
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	10,022
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,645
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,022
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	28,083
Totals				$451,771	2,123	$228,820

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2022.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at December 31, 2022 and 2021 (all amounts in thousands):

	December 31,
	2022	2021
Land	$76,936	$76,936
Buildings and improvements	338,938	338,729
Furniture, fixtures and equipment	62,567	60,725
Total cost	478,441	476,390
Accumulated depreciation	(78,964)	(63,418)
Investment in hotel properties, net	$399,477	$412,972

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2022, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2022 and 2021, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2022	Principal as of December 31, 2021	Interest Rate at December 31, 2022	Maturity Date	Loan Modifications
Residence Inn Austin	$15,465	$15,757	4.580%	November 1, 2025	Lender forbore the collection 75% of default interest of $1.1 million when borrower brought all loan and escrow payments current and reimbursed lender expenses and paid 25% of default interest in July 2021.

Springhill Suites Seattle	41,812	42,634	4.380%	October 1, 2026	Three months deferral of interest and principal payments from June to August, 2020. Four months interest only payments from September to December, 2020.

Homewood Suites Woodlands	8,420	8,594	4.690%	April 11, 2025

Hyatt Place Germantown	6,342	6,524	4.300%	May 6, 2023	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.4 million as of September 30, 2021 million and were paid to lender in October 2021.

Hyatt Place North Charleston	6,553	6,730	5.193%	August 1, 2023	Payment of $100,000 cash deposit and may make interest and principal payments from restricted cash for six months from April to September, 2020.

Hampton Inn Austin	9,844	10,073	5.426%	January 6, 2024	Deferral of thirteen months of interest and principal payments from September 2020 to September 2021 and eighteen months deferral escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $1.99 million as of September 30, 2021 million and were paid to lender in October 2021.

Residence Inn Grapevine	11,360	11,625	5.250%	April 6, 2024	Deferral of nine months of interest and principal payments from January 2021 to September 2021 and sixteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $2.35 million as of September 30, 2021. $1.41 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $940,000 was paid from excess cash flow with the October 2021 to June 2022 regular mortgage payments.

Marriott Courtyard Lyndhurst	17,986	18,420	4.700%	September 27, 2024	Six months payment of interest only from April to September, 2020.

Hilton Garden Inn Austin	17,026	17,564	4.530%	December 11, 2024	Deferral of eighteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $3.98 million as of September 30, 2021. $1.62 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $2.36 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Hampton Inn Great Valley	7,429	7,617	4.700%	April 11, 2025	Deferral of sixteen months of interest and principal payments and escrow payments for tax, insurance and hotel furniture and fixtures from June 2020 to September 2021 totaled $1.75 million as of September 30, 2021. $729,000 of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.02 million was paid from excess cash flow with the October 2021 to September 2022 regular mortgage payments.

Embassy Suites Nashville	38,811	39,660	4.2123%	July 11, 2025	April 2020 to July 2020 payment of principal and interest deferred. August 2020 to December 2020 interest only. Special servicing fees of $205,285 each were paid in January 2021 and April 2021.

Homewood Suites Austin	10,022	10,311	4.650%	August 11, 2025	Deferral of seventeen months of interest and principal payments from May 2020 to September 2021 and eighteen months deferral of escrow payments for tax, insurance and hotel furniture and fixtures from April 2020 to September 2021 totaled $2.73 million as of September 30, 2021. $1.14 million of the total due as of September 30, 2021 was paid to lender in October 2021 and $1.59 million was paid in monthly installments with the October 2021 to June 2022 regular mortgage payments.

Townplace Suites Fort Worth	5,645	5,783	4.700%	September 27, 2024	April 2020 payment was interest only. Six-month deferral of principal from April to September 2020. Two months deferral of interest payments for May and June, 2020. Three months interest only payments from July to September, 2020.

Hampton Inn Houston	4,022	4,181	9.500%	April 28, 2023	Seven-month deferral of principal and interest payments for payments due March 28, 2020 through September 28, 2020. Six months interest only for payments due October 28, 2020 through March 28, 2021.

Residence Inn Houston Medical Center	28,083	28,703	5.000%	October 1, 2024	Deferral of principal and interest payments for six months from April to September, 2020. Interest only payments for an additional twelve months from October 2020 to September 2021.

U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	236,320	241,676

Less unamortized debt issuance costs	(1,260)	(1,937)
Total notes payable, net of unamortized debt issuance costs	$235,060	$239,739

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Scheduled maturities of the Company’s notes payable as of December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$21,681
2024	90,498
2025	77,532
2026	39,141
2027	147
Thereafter	7,321
Total	$236,320

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

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 8.93% as of December 31, 2022. The balance of Related Party Note was $10.0 million as of December 31, 2022 and 2021.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 10.93% as of December 31, 2022. The balance of Second Related Party Note was $10.0 million as of December 31, 2022 and 2021.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 11.93% as of December 31, 2022. The balance of Third Related Party Note was $10.0 million and $8.5 million as of as of December 31, 2022 and 2021.

From April 13, 2022 to September 30, 2022, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 12.93% as of December 31, 2022. The balance of Fourth Related Party Note was $110,500 as of December 31, 2022.

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

The estimated fair value of the Company’s notes payable as of December 31, 2022 and 2021 was $236 million and $242 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2022, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 60,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of December 31, 2022
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2022 and 2021 was $2.3 million and $2.8 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $424,000 and $633,000 for the years ended December 31, 2022 and 2021, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2022, the Company had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment

Organization and Offering Expenses

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

As of December 31, 2022, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2022, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2022, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2022, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to the Advisor for the years ended December 31, 2022 and 2021.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2022 and 2021.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the years ended December 31, 2022 and 2021.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2022 and 2021, the Company incurred property management fees each year of $3.4 million and accounting fees each year of $450,000 which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2022, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the years ended December 31, 2022 and 2021, the Company incurred asset management fees of $4.8 million for each year payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2022, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022, total operating expenses of the Company were $7.0 million, which included $5.2 million in operating expenses incurred directly by the Company and $1.8 million incurred by the Advisor on behalf of the Company. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2022, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.8 million during the four fiscal quarters ended December 31, 2022. As of December 31, 2022, the Company had $252,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of such notes was $30,110,500 as of December 31, 2022.

Due to Related Parties, Net

The composition of the amounts due to (due from) related parties, net as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Operating expense reimbursement	$252	$338
Asset management fee	3,467	(233)
Accounts payable to Property Manager	4,425	848
Total due to related parties, net	$8,144	$953

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2022, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $79,000 and $117,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

The following is a summary of activity under the Independent Directors Compensation Plan for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance of non-vested shares as of December 31, 2020	5,000		$23.50
Shares granted on November 12, 2021	5,000		$19.40
Shares vested	(5,000)		$23.50

Balance of non-vested shares as of December 31, 2021	5,000		$19.40
Shares vested	(5,000)		$19.40
Balance of non-vested shares as of December 31, 2022	0	$

8.	Subordinated Participation Interest

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2022, the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Real estate taxes	$4,499	$4,447
Insurance	376	382
Hotel furniture and fixtures	8,053	5,483
Debt service	3,205	2,762
Property improvement plan	158	158
Total restricted cash	$16,291	$13,232

Franchise Agreements

As of December 31, 2022, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 2.5% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $6.9 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2022, the Company had operating loss and capital loss carry-forwards of $12.4 million and $900,000, respectively.

The Company had deferred tax assets of $2.3 million as of December 31, 2022 and 2021, net of a valuation allowance of $17.3 million and $14.5 million as of December 31, 2022 and 2021, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2022, the TRS had a net operating loss carry-forward of $93.4 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Years ended December 31,
	2022	2021
Current expense (benefit)	$146	$(17)
Deferred benefit	(2,806)	(4,530)
Valuation provision for deferred benefit	2,806	4,530
Total expense (benefit)	$146	$(17)

Federal	$(2,806)	$(4,530)
Valuation provision for federal taxes	2,806	4,530
State	146	(17)
Total tax expense (benefit)	$146	$(17)

On December 31, 2022, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 20CashCashEquivalentsRestrictedCashAndRestrictedCashEquivalents33 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through March 29, 2023, the date the consolidated financial statements were available for issuance.

Tender Offer

In March 2023, an unaffiliated third party that currently owns 2.7% of the Company’s outstanding shares of common stock made an unsolicited tender offer to all of the Company’s stockholders to purchase up to an additional 1.9% of the Company’s common stock.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated+ Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$15,465	$4,310	$23,190	$27,500	(2)	$954	$4,310	$24,135	$28,445	$5,336	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	42,812	14,040	60,060	74,100		9,272	14,040	69,332	83,372	14,258	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,420	2,828	14,528	17,356		597	2,828	15,125	17,953	2,905	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	6,342	1,874	14,200	16,074		733	1,874	14,933	16,807	2,957	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	6,553	783	13,023	13,806		615	783	13,638	14,421	2,676	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	9,844	4,329	14,999	19,328		788	4,329	15,787	20,116	3,386	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	11,360	2,028	23,217	25,245		639	2,028	23,856	25,884	4,554	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	17,986	2,663	36,884	39,547		538	2,663	37,422	40,085	7,050	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	17,026	9,058	20,230	29,288		1,055	9,058	21,285	30,343	4,752	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,429	1,730	13,555	15,285		1,846	1,730	15,401	17,131	3,736	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	38,811	14,805	67,402	82,207		4,751	14,805	72,153	86,958	13,467	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	10022	4,218	14,617	18,835		1,021	4,218	15,638	19,856	3,464	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	5,645	4,240	7,002	11,242		293	4,240	7,295	11,535	1,714	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	4,022	3,550	6,408	9,958		3,403	3,550	9,811	13,361	3,043	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	28,083	6,480	45,520	52,000		174	6,480	45,694	52,174	5,666	2019	April 29, 2019

	Total		$228,820	$76,936	$374,835	$451,771		$26,670	$76,936	$401,505	$478,441	$78,964

(1)	The aggregate cost of real estate for federal income tax purposes was $434 million as of December 31, 2022.

(2)	Includes gain on acquisition of hotel property of $2.0 million.

(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2022 and 2021

	2022	2021
Real estate:
Balance at the beginning of the year	$476,390	$475,820
Improvements and additions	2,051	570
Balance at the end of the year	$478,441	$476,390

Accumulated depreciation:
Balance at the beginning of the year	$63,418	$48,019
Depreciation	15,546	15,399
Balance at the end of the year	$78,964	$63,418