Form 10-Q
period 2023-03-31
Moody National REIT II, Inc.
filed 2023-05-12
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investment in hotel properties, net	$396,523	$399,477
Cash and cash equivalents	6,569	4,912
Restricted cash	13,457	16,291
Accounts receivable, net of allowance of $35 as of March 31, 2023 and December 31, 2022	1,497	802
Prepaid expenses and other assets	3,147	2,927
Deferred franchise costs, net of accumulated amortization of $487 and $466 at March 31, 2023 and December 31, 2022, respectively	655	676
Total Assets	$421,848	$425,085

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $1,103 and $1,260 as of March 31, 2023 and December 31, 2022	$233,913	$235,060
Notes payable to related party	39,000	30,111
Accounts payable and accrued expenses	17,251	16,856
Due to related parties, net	2,801	8,144
Dividends payable	70	70
Total Liabilities	293,035	290,241

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at March 31, 2023 and December 31, 2022	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(179,166)	(173,272)
Total stockholders’ equity	126,611	132,505
Noncontrolling interests in Operating Partnership	2,201	2,338
Total Equity	128,812	134,843
Total Liabilities and Equity	$421,848	$425,085

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue
Room revenue	$17,233	$14,792
Other hotel revenue	1,203	928
Total hotel revenue	18,436	15,720

Expenses
Hotel operating expenses	13,373	11,011
Property taxes, insurance and other	1,569	1,676
Depreciation and amortization	3,962	3,939
Corporate general and administrative	1,747	1,854
Total expenses	20,651	18,480

Operating loss	(2,215)	(2,760)

Interest expense and amortization of debt issuance costs	3,791	3,514

Loss before income taxes	(6,006)	(6,274)

Income tax expense	25	30

Net loss	(6,031)	(6,304)

Loss attributable to noncontrolling interests in Operating Partnership	137	143

Net loss attributable to common stockholders	$(5,894)	$(6,161)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.43)	$(0.45)
Weighted average common shares outstanding	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2023 and 2022
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2021	—	$—	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477
Stock-based compensation	—	—	—	—	24	—	—	—	24
Net loss	—	—	—	—	—	(6,161)	—	(143)	(6,304)
Balance at March 31, 2022	—	$—	13,640	$136	$305,586	$(161,144)	316	$2,619	$147,197

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2022	—	$—	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843
Net loss	—	—	—	—	—	(5,894)	—	(137)	(6,031)
Balance at March 31, 2023	—	$—	13,640	$136	$305,641	$(179,166)	316	$2,201	$128,812

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,031)	$(6,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,962	3,939
Amortization of debt issuance costs	157	168
Stock-based compensation	—	24
Changes in operating assets and liabilities
Accounts receivable	(695)	(766)
Prepaid expenses and other assets	(220)	(14)
Accounts payable and accrued expenses	395	(786)
Due to related parties	(5,343)	2,439
Net cash used in operating activities	(7,775)	(1,300)

Cash flows from investing activities
Improvements and additions to hotel properties	(987)	(357)
Net cash used in investing activities	(987)	(357)

Cash flows from financing activities
Repayment of notes payable	(1,304)	(1,428)
Proceeds of notes payable to related party	8,889	1,296
Net cash provided by (used in) financing activities	7,585	(132)

Net change in cash and cash equivalents and restricted cash	(1,177)	(1,789)
Cash and cash equivalents and restricted cash at beginning of period	21,203	19,281
Cash and cash equivalents and restricted cash at end of period	$20,026	$17,492

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,728	$3,046

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2023, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

The Company’s follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020 due to the impact that the spread of COVID-19, a disease caused by a novel strain of coronavirus is having and is expected to continue to have in the Company’s hotel properties. The Company accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. The Company accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

COVID-19 Pandemic

The global COVID-19 pandemic had, and may in the future continue to have, a significant adverse effect on the Company’s financial condition and operating results. Since its discovery in December 2019, COVID-19 has spread globally, including to every state in the United States. The spread of COVID-19 was declared a pandemic by the World Health Organization and in the United States the Health and Human Services Secretary declared a public health emergency with respect to COVID-19. Many governments, included at the federal, state and local level in the United States, instituted a wide variety of measures intended to control the spread of COVID-19, including states of emergency, mandatory quarantines, “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings. The COVID-19 pandemic adversely impacted numerous industries, including transportation and hospitality, and triggered a material global economic slowdown.

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

As of March 31, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2023.

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

Concentration of Risk

As of March 31, 2023, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances there on deposit to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At March 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $2.8 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $9.8 million.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2023 and 2022.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of March 31, 2023 and 2022 (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$6,569	$5,500
Restricted cash	13,457	11,992
Total cash and cash equivalents and restricted cash	$20,026	$17,492

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $487,000 and $466,000 as of March 31, 2023 and December 31, 2022, respectively.

Expected future amortization of deferred franchise costs as of March 31, 2023 is as follows (in thousands):

Years Ending December 31,
2023	$63
2024	85
2025	85
2026	84
2027	75
Thereafter	263
Total	$655

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $6.2 million and $6.1 million as of March 31, 2023 and December 31, 2022, respectively. Expected future amortization of debt issuance costs as of March 31, 2023 is as follows (in thousands):

Years Ending December 31,
2023	$475
2024	440
2025	154
2026	34
2027	—
Thereafter	—
Total	$1,103

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of March 31, 2023 and December 31, 2022 held by the Company’s independent directors.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2023 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,388
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	41,595
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,375
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	6,294
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,509
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,783
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,289
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,872
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,929
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,388
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	38,587
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,968
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,608
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	4,008
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	27,923
Totals				$451,771	2,123	$227,516

________________

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of March 31, 2023.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at March 31, 2023 and December 31, 2022 (all amounts in thousands):

	March 31, 2023	December 31, 2022
Land	$76,936	$76,936
Buildings and improvements	338,982	338,938
Furniture, fixtures and equipment	63,510	62,567
Total cost	479,428	478,441
Accumulated depreciation	(82,905)	(78,964)
Investment in hotel properties, net	$396,523	$399,477

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2023, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2023 and December 31, 2022, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2023	Principal as of December 31, 2022	Interest Rate at March 31, 2023	Maturity Date
Residence Inn Austin	$15,388	$15,465	4.580%	November 1, 2025
Springhill Suites Seattle	41,595	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,375	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	6,294	6,342	4.300%	May 6, 2023
Hyatt Place North Charleston	6,509	6,553	5.193%	August 1, 2023

Loan	Principal as of March 31, 2023	Principal as of December 31, 2022	Interest Rate at March 31, 2023	Maturity Date
Hampton Inn Austin	9,783	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,289	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,872	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,929	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,388	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	38,587	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,968	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,608	5,645	4.700%	September 27, 2024
Hampton Inn Houston	4,008	4,022	9.750%	April 28, 2023
Residence Inn Houston Medical Center	27,923	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	235,016	236,320
Less unamortized debt issuance costs	(1,103)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$233,913	$235,060

________________

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Scheduled maturities of the Company’s notes payable as of March 31, 2023 are as follows (all amounts in thousands):

Years ending December 31,
2023	$20,377
2024	90,498
2025	77,532
2026	39,141
2027	147
Thereafter	7,321
Total	$235,016

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of March 31, 2023 and December 31, 2022.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.41% as of March 31, 2023. The balance of the Related Party Note was $10.0 million as of March 31, 2023 and December 31, 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.41% as of March 31, 2023. The balance of the Second Related Party Note was $10.0 million as of March 31, 2023 and December 31, 2022.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Party Note was 12.41% as of March 31, 2023. The balance of the Third Related Party Note was $10.0 million as of March 31, 2023 and December 31, 2022.

From April 13, 2022 to March 31, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.41% as of March 31, 2023. The balance of the Fourth Related Party Note was $9.0 million and $110,500 as of March 31, 2023 and December 31, 2022, respectively.

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

The estimated fair value of the Company’s notes payable as of March 31, 2023 and December 31, 2022, was $235 million and $236 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2023, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of March 31, 2023
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2023 and December 31, 2022 was $2.2 million and $2.3 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $137,000 and $143,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering.  As of March 31, 2023, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2023, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended March 31, 2023 and 2022.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2023 and 2022.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2023 and 2022.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2023 and 2022, the Company incurred property management fees of $892,000 and $861,000, respectively, and accounting fees for each three month period of $112,000, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2023, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For each of the three month periods ended March 31, 2023 and 2022, the Company incurred asset management fees of $1.2 million payable to the Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of March 31, 2023, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2023, total operating expenses of the Company were $6.9 million, which included $5.2 million in operating expenses incurred directly by the Company and $1.7 million incurred by the Advisor on behalf of the Company. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended March 31, 2023, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.7 million during the four fiscal quarters ended March 31, 2023. As of March 31, 2023, the Company had $451,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $39.0 million.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating expense reimbursement	$451	$252
Asset management fee	1,196	3,467
Accounts payable to Property Manager	1,154	4,425
Total due to related parties, net	$2,801	$8,144

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2023, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $0 and $24,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2023 the Company escrows payments required for property improvement plans, real estate taxes, replacement of hotel furniture and fixtures, debt service and rent holdback. The composition of the Company’s restricted cash as of March 31, 2023 and December 31, 2022 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2023	2022
Real estate taxes	$3,145	$4,499
Insurance	44	376
Hotel furniture and fixtures	7,791	8,053
Debt service	2,319	3,205
Property improvement plan	158	158
Total restricted cash	$13,457	$16,291

Franchise Agreements

As March 31, 2023, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2023, the Company had operating loss and capital loss carry-forwards of $12.4 million and $900,000, respectively.

The Company had deferred tax assets of $2.3 million as of March 31, 2023 and December 31, 2022, net of a valuation allowance of $18.3 million and $17.3 million as of March 31, 2023 and December 31, 2022, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2023, the TRS had a net operating loss carry-forward of $98.3 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three months ended March 31,
	2023	2022
Current expense	$25	$30
Deferred benefit	(1,012)	(990)
Valuation provision for deferred benefit	1,012	990
Total expense	$25	$30

Federal	$(1,012)	$(990)
Valuation provision for federal taxes	1,012	990
State	25	30
Total tax expense	$25	$30

On March 31, 2023, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through May 12, 2023, the date the consolidated financial statements were available for issuance.

Notes Payable

The Hampton Inn Houston note payable matured on April 28, 2023 and was extended on terms suitable to the Company. The Company is in the process of refinancing the Hyatt Place Germantown note payable which matured on May 6, 2023.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;

●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate modifications to the terms of our existing financing arrangements to the extent necessary;

●	foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital;

●	our ability to continue to qualify as a real estate investment trust; and

●	changes in interest rates.

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

As of March 31, 2023, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Our principle executive offices are located at 9655 Katy Freeway, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had, and may in the future continue to have, a significant adverse effect on our financial condition and operating results.

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

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. We are not currently raising capital through the sale of our securities and we do not intend to begin to do so in the near term. We also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. Our board of directors and our management continue to evaluate our financial condition and the overall economic environment to determine if and when we will seek to resume raising capital, resume the payment of distributions and reinstate our share repurchase program. Specifically, our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to take any of such actions.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, with and into our operating partnership, or the Mergers, were completed. For additional discussion of the Mergers, see the notes to the consolidated financial statements included in this Quarterly Report.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Target Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we plan to invest or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments. As discussed above, the COVID-19 pandemic had a significant adverse effect on our hotel properties.

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

Results of Operations

We were formed on July 25, 2014. As of both March 31, 2023 and 2022, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the COVID-19 pandemic in the United States, the revenue and operating results declined for the year ended December 31, 2022 compared to the year ended December 31, 2019 (the last full year prior to the COVID-19 pandemic). We expect a recovery in revenues as state and local governments and businesses have removed restrictions on travel and public gatherings and consumer sentiment towards travel has improved.

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

Revenue

Hotel revenue increased to $18.4 million for the three months ended March 31, 2023 from $15.7 million for the three months ended March 31, 2022 due to increased hotel occupancies primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2023 and 2022 (all amounts in thousands) is set forth below.

	Three months ended March 31,		Increase
	2023	2022	(Decrease)
Residence Inn Austin	$1,404	$1,166	$238
Springhill Suites Seattle	1,392	1,221	171
Homewood Suites Woodlands	725	577	148
Hyatt Place Germantown	939	767	172
Hyatt Place North Charleston	558	637	(79)
Hampton Inn Austin	1,066	895	171
Residence Inn Grapevine	1,668	1,451	217
Marriott Courtyard Lyndhurst	1,232	1,167	65
Hilton Garden Inn Austin	1,185	1,084	101
Hampton Inn Great Valley	691	483	208
Embassy Suites Nashville	2,923	2,250	673
Homewood Suites Austin	1,187	1,144	43
Townplace Suites Fort Worth	727	651	76
Hampton Inn Houston	601	458	143
Residence Inn Houston Medical Center	2,138	1,769	369
	$18,436	$15,720	$2,716

Revenues for all hotel properties except Hyatt Place North Charleston increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $13.4 million for the three months ended March 31, 2023 from $11.0 million for the three months ended March 31, 2022.  Such increase was primarily due to increased occupancies for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulting from an increase in travel.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.6 million for the three months ended March 31, 2023 from $1.7 million for the three months ended March 31, 2022. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and amortization

Depreciation and amortization increased to $4.0 million for the three months ended March 31, 2023 from $3.9 million for the three months ended March 31, 2022.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1.7 million for the three months ended March 31, 2023 from $1.9 million for the three months ended March 31, 2022. These general and administrative expenses consisted primarily of asset management fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $3.8 million for the three months ended March 31, 2023 from $3.5 million for the three months ended March 31, 2022. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $25,000 for the three months ended March 31, 2023 compared to an income tax expense of $30,000 for the three months ended March 31, 2022. The decrease was due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended March 31, 2023.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders. To the extent that our operating results continue to be adversely impacted by an economic downturn or potential recession, our liquidity and capital resources will be adversely impacted.

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

Net Cash Used in Operating Activities

As of both March 31, 2023 and 2022, we owned interests in fifteen hotel properties. Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $7.8 million and $1.3 million, respectively. The increase in cash used in operating activities for the three months ended March 31, 2023 was primarily due to the fact that amounts due to related parties decreased by $5.3 million for the three months ended March 31, 2023 compared to an increase in amounts due to related parties of $2.4 million for the three months ended March 31, 2022.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $987,000 compared to net cash provided by investing activities of $357,000 for the three months ended March 31, 2022. The decrease in cash provided by investing activities for the three months ended March 31, 2023 was due to an increase in improvements and additions hotel properties of $987,000 during the three months ended March 31, 2023 compared to $357,000 during the three months ended March 31, 2022.

Net Cash Provided By (Used in) Financing Activities

For the three months ended March 31, 2023, our cash flows from financing activities consisted primarily of proceeds notes payable to related party, net of repayments of notes payable. Net cash provided by (used in) financing activities for the three months ended March 31, 2023 and 2022 was $7.6 million and $(132,000), respectively. The increase in cash provided by financing activities for the three months ended March 31, 2023 was primarily due to the fact that we received proceeds from notes payable to related party of $8.9 million for the three months ended March 31, 2023 compared to proceeds from notes payable to related party of $1.3 million for the three months ended March 31, 2022.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2023, we had cash on hand, cash equivalents and restricted cash of $20.0 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of March 31, 2023, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties mature during 2023.

The U.S. Federal Reserve raised interest rates repeatedly during 2022 and the first quarter of 2023 and may further increase interest rates in the remainder of 2023. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.41% as of March 31, 2023. The balance of the Related Party Note was $10.0 million as of March 31, 2023 and December 31, 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.41% as of March 31, 2023. The balance of the Second Related Party Note was $10.0 million as of March 31, 2023 and December 31, 2022.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.41% as of March 31, 2023. The balance of the Third Related Party Note was $10 million as of as of March 31, 2023 and December 31, 2022.

From April 13, 2022, to June 30, 2022, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.41% as of March 31, 2023. The balance of the Fourth Related Party Note was $9.0 million and $110,500 as of March 31, 2023 and December 31, 2022, respectively.

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

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of March 31, 2023 and December 31, 2022.

Aggregate Indebtedness

As of March 31, 2023, our outstanding indebtedness totaled $274 million, which amount includes (i) the aggregate balance of the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration of $235 million, and (ii) the aggregate balance of the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note of $39 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2023 and December 31, 2022, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2023 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt obligations(1)	$235,016	$20,377	$168,030	$39,288	$7,321
Interest payments on outstanding debt obligations(2)	26,899	7,646	13,047	2,167	4,039
Total	$261,915	$28,023	$181,077	$41,455	$11,360

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2023.

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

As of March 31, 2023, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2023, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2023, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.”  Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2023, our total operating expenses were $6.9 million, which included $5.2 million in operating expenses incurred directly by us and $1.7 million in operating expenses incurred by our advisor on our behalf. Of that $6.9 million in total operating expenses incurred during four fiscal quarters ended March 31, 2023, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.7 million in operating expenses during four fiscal quarters ended March 31, 2023. As of March 31, 2023, we had $451,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2023.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2023 and 2022.

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

Inflation

As of March 31, 2023, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of March 31, 2023, we were not experiencing any material impact from inflation.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2023 and 2022 and a reconciliation of such non-GAAP financial performance measures to our net income.

	Three months ended March 31,
	2023	2022
Net Loss	$(6,031)	$(6,304)
Adjustments:
Depreciation and amortization	3,962	3,939
Funds from Operations	(2,069)	(2,365)
Adjustments:
Amortization of debt issuance costs	157	168
Modified Funds from Operations	$(1,912)	$(2,197)

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through May 12, 2023, the date the consolidated financial statements were available for issuance.

Notes Payable

The Hampton Inn Houston note payable matured on April 28, 2023 and was extended on terms suitable to us. We are in the process of refinancing the Hyatt Place Germantown note payable, which matured on May 6, 2023.

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

As of March 31, 2023, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes, except the Term Loan, accrue interest at a fixed rate and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations. As of March 31, 2023 and December 31, 2022, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2023	Principal as of December 31, 2022	Interest Rate at March 31, 2023	Maturity Date
Residence Inn Austin	$15,388	$15,465	4.580%	November 1, 2025

Loan	Principal as of March 31, 2023	Principal as of December 31, 2022	Interest Rate at March 31, 2023	Maturity Date
Springhill Suites Seattle	41,595	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,375	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	6,294	6,342	4.300%	May 6, 2023
Hyatt Place North Charleston	6,509	6,553	5.193%	August 1, 2023
Hampton Inn Austin	9,783	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,289	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,872	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,929	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,388	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	38,587	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,968	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,608	5,645	4.700%	September 27, 2024
Hampton Inn Houston	4,008	4,022	9.750%	April 28, 2023
Residence Inn Houston Medical Center	27,923	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	235,016	236,320
Less unamortized debt issuance costs	(1,103)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$233,913	$235,060

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installment of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

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

As of March 31, 2023, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

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

As of March 31, 2023, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

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

As of March 31, 2023, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of March 31, 2022, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three months ended March 31, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: May 12, 2023	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)