Form 10-Q
period 2023-09-30
Moody National REIT II, Inc.
filed 2023-11-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investment in hotel properties, net	$389,788	$399,477
Cash and cash equivalents	9,620	4,912
Restricted cash	15,547	16,291
Accounts receivable, net of allowance of $35 as of September 30, 2023 and December 31, 2022	1,662	802
Prepaid expenses and other assets	3,040	2,927
Deferred franchise costs, net of accumulated amortization of $499 and $466 at September 30, 2023 and December 31, 2022, respectively	613	676
Total Assets	$420,270	$425,085

LIABILITIES AND EQUITY
Liabilities:
Note payable, net of unamortized debt issuance costs of $931 and $1,260 as of September 30, 2023 and December 31, 2022	$231,182	$235,060
Notes payable to related party	40,000	30,111
Accounts payable and accrued expenses	14,336	13,299
Due to related parties, net	13,642	11,701
Dividends payable	70	70
Total Liabilities	299,230	290,241

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at September 30, 2023 and December 31, 2022	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(186,764)	(173,272)
Total stockholders’ equity	119,013	132,505
Noncontrolling interests in Operating Partnership	2,026	2,338
Total Equity	121,039	134,843
Total Liabilities and Equity	$420,270	$425,085

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Room revenue	$20,459	$19,609	$58,856	$55,237
Other hotel revenue	1,481	1,190	4,009	3,231
Total hotel revenue	21,940	20,799	62,865	58,468

Expenses
Hotel operating expenses	14,236	13,816	42,280	38,614
Property taxes, insurance and other	1,607	1,775	4,850	5,081
Depreciation and amortization	3,994	3,908	11,932	11,700
Corporate general and administrative	1,656	1,613	5,115	5,163
Total expenses	21,493	21,112	64,177	60,558

Operating income (loss)	447	(313)	(1,312)	(2,090)

Interest expense and amortization of debt issuance costs	4,289	3,672	12,362	10,869

Loss before income taxes	(3,842)	(3,985)	(13,674)	(12,959)

Income tax expense	24	18	130	109

Net loss	(3,866)	(4,003)	(13,804)	(13,068)

Loss attributable to noncontrolling interests in Operating Partnership	87	91	312	296

Net loss attributable to common stockholders	$(3,779)	$(3,912)	$(13,492)	$(12,772)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.28)	$(0.29)	$(0.99)	$(0.94)
Weighted average common shares outstanding	13,640	13,640	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Three and Nine months ended September 30, 2023 and 2022
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at June 30, 2022	—	$—	13,640	$136	$305,613	$(163,843)	316	$2,557	$144,463
Stock-based compensation	—	—	—	—	27	—	—	—	27
Net loss	—	—	—	—	—	(3,912)	—	(91)	(4,003)
Balance at September 30, 2022	—	$—	13,640	$136	$305,640	$(167,755)	316	$2,466	$140,487

Balance at June 30, 2023	—	$—	13,640	$136	$305,641	$(182,985)	316	$2,113	$124,905
Net loss	—	—	—	—	—	(3,779)	—	(87)	(3,866)
Balance at September 30, 2023	—	$—	13,640	$136	$305,641	$(186,764)	316	$2,026	$121,039

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2021	—	$—	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477
Stock-based compensation	—	—	—	—	78	—	—	—	78
Net loss	—	—	—	—	—	(12,772)	—	(296)	(13,068)
Balance at September 30, 2022	—	$—	13,640	$136	$305,640	$(167,755)	316	$2,466	$140,487

Balance at December 31, 2022	—	$—	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843
Net loss	—	—	—	—	—	(13,492)	—	(312)	(13,804)
Balance at September 30, 2023	—	$—	13,640	$136	$305,641	$(186,764)	316	$2,026	$121,039

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(13,804)	$(13,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,932	11,700
Amortization of debt issuance costs	474	507
Stock-based compensation	—	78
Changes in operating assets and liabilities
Accounts receivable	(860)	(779)
Prepaid expenses and other assets	(113)	(101)
Accounts payable and accrued expenses	1,037	1,497
Due to related parties	1,941	5,924
Net cash provided by operating activities	607	5,758

Cash flows from investing activities
Improvements and additions to hotel properties	(2,180)	(1,226)
Net cash used in investing activities	(2,180)	(1,226)

Cash flows from financing activities
Proceeds of note payable	5,900	—
Repayment of notes payable	(10,107)	(4,086)
Proceeds of notes payable to related party	9,889	3,752
Repayment of notes payable to related party	—	(1,700)
Payment of debt issuance costs	(145)	—
Net cash provided by (used in) financing activities	5,537	(2,034)

Net change in cash and cash equivalents and restricted cash	3,964	2,498
Cash and cash equivalents and restricted cash at beginning of period	21,203	19,281
Cash and cash equivalents and restricted cash at end of period	$25,167	$21,779

Supplemental Disclosure of Cash Flow Activity
Interest paid	$8,546	$8,975
Income tax refund received	$—	$17

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

1.       Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2023, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

As of September 30, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2023.

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

Concentration of Risk

As of September 30, 2023, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At September 30, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $5.2 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $12.1 million.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three and nine months ended September 30, 2023 and 2022.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$9,620	$6,507
Restricted cash	15,547	15,272
Total cash and cash equivalents and restricted cash	$25,167	$21,779

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $499,000 and $466,000 as of September 30, 2023 and December 31, 2022, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2023 is as follows (in thousands):

Years Ending December 31,
2023	$21
2024	85
2025	85
2026	84
2027	75
Thereafter	263
Total	$613

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $6.5 million and $6.1 million as of September 30, 2023 and December 31, 2022, respectively. Expected future amortization of debt issuance costs as of September 30, 2023 is as follows (in thousands):

Years Ending December 31,
2023	$169
2024	473
2025	184
2026	63
2027	29
Thereafter	13
Total	$931

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of September 30, 2023 and December 31, 2022 held by the Company’s independent directors.

3.       Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2023 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,238
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	41,173
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,285
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	5,868
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	6,439
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,664
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,152
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,648
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,740
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,310
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	38,150
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,863
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,536
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	3,950
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	27,597
Totals				$451,771	2,123	$224,613

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of September 30, 2023.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at September 30, 2023 and December 31, 2022 (all amounts in thousands):

	September 30, 2023	December 31, 2022
Land	$76,936	$76,936
Buildings and improvements	338,982	338,938
Furniture, fixtures and equipment	64,703	62,567
Total cost	480,621	478,441
Accumulated depreciation	(90,833)	(78,964)
Investment in hotel properties, net	$389,788	$399,477

4.       Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2023, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2023 and December 31, 2022, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2023	Principal as of December 31, 2022	Interest Rate at September 30, 2023	Maturity Date
Residence Inn Austin	$15,238	$15,465	4.580%	November 1, 2025
Springhill Suites Seattle	41,173	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,285	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	5,868	6,342	7.250%	June 29, 2028
Hyatt Place North Charleston	6,439	6,553	5.193%	December 1, 2023
Hampton Inn Austin	9,664	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,152	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,648	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,740	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,310	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	38,150	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,863	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,536	5,645	4.700%	September 27, 2024
Hampton Inn Houston	3,950	4,022	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,597	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	232,113	236,320
Less unamortized debt issuance costs	(931)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$231,182	$235,060

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

Scheduled maturities of the Company’s notes payable as of September 30, 2023 are as follows (all amounts in thousands):

Years ending December 31,
2023	$7,724
2024	90,782
2025	77,845
2026	39,484
2027	522
Thereafter	15,756
Total	$232,113

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of September 30, 2023 and December 31, 2022.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.08% as of September 30, 2023. The balance of the Related Party Note was $10.0 million as of September 30, 2023 and December 31, 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.08% as of September 30, 2023. The balance of the Second Related Party Note was $10.0 million as of September 30, 2023 and December 31, 2022.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.08% as of September 30, 2023. The balance of the Third Related Party Note was $10.0 million as of September 30, 2023 and December 31, 2022.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.08% as of September 30, 2023. The balance of the Fourth Related Party Note was $10.0 million and $110,500 as of September 30, 2023 and December 31, 2022, respectively.

Interest will be paid on the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note and the Fourth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $6.9 million and $3.6 million as of September 30, 2023 and December 31, 2022.

The estimated fair value of the Company’s notes payable as of September 30, 2023 and December 31, 2022, was $224 million and $236 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2023, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of September 30, 2023
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2023 and December 31, 2022 was $2.0 million and $2.3 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $87,000 and $91,000 for the three months ended September 30, 2023 and 2022, respectively, and was $312,000 and $296,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2023, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2023, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three and nine months ended September 30, 2023 and 2022.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2023 and 2022.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and nine months ended September 30, 2023 and 2022.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2023 and 2022, the Company incurred property management fees of $877,000 and $861,000, respectively, and accounting fees for each three month period of $113,000. For the nine months ended September 30, 2023 and 2022, the Company incurred property management fees of $2.7 million and $2.6 million, respectively, and accounting fees for each nine month period of $337,000, which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2023, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2023 and 2022, the Company incurred asset management fees for each three month period of $1.2 million payable to the Advisor, and for the nine months ended September 30, 2023 and 2022, the Company incurred asset management fees for each nine month period of $3.6 million payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of September 30, 2023, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2023, total operating expenses of the Company were $6.9 million, which included $5.0 million in operating expenses incurred directly by the Company and $1.9 million incurred by the Advisor on behalf of the Company. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2023, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.9 million during the four fiscal quarters ended September 30, 2023. As of September 30, 2023, the Company had $671,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $40.0 million and $30.1 million as of September 30, 2023 and December 31, 2022, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating expense reimbursement	$671	$252
Asset management fee	3,595	3,467
Accounts payable to Property Manager	2,466	4,425
Accrued interest on related party notes	6,910	3,557
Total due to related parties, net	$13,642	$11,701

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2023, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $0 and $28,000 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $78,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2023, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of September 30, 2023 and December 31, 2022 are as follows (all amounts in in thousands):

	September 30,	December 31,
	2023	2022
Real estate taxes	$4,490	$4,499
Insurance	161	376
Hotel furniture and fixtures	7,431	8,053
Debt service	3,307	3,205
Property improvement plan	158	158
Total restricted cash	$15,547	$16,291

Franchise Agreements

As September 30, 2023, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.9 million for each of the three months ended September 30, 2023 and 2022, and $5.5 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2023, the Company had operating loss and capital loss carry-forwards of $15.9 million and $900,000, respectively.

The Company had deferred tax assets of $2.3 million as of September 30, 2023 and December 31, 2022, net of a valuation allowance of $19.4 million and $17.3 million as of September 30, 2023 and December 31, 2022, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2023, the TRS had a net operating loss carry-forward of $103.5 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Current expense	$24	$18	$130	$109
Deferred benefit	(560)	(579)	(2,107)	(1,925)
Valuation provision for deferred benefit	560	579	2,107	1,925
Total expense	$24	$18	$130	$109

Federal	$(560)	$(579)	$(2,107)	$(1,925)
Valuation provision for federal taxes	560	579	2,107	1,925
State	24	18	130	109
Total tax expense	$24	$18	$130	$109

On September 30, 2023, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.       Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2023, the date the consolidated financial statements were available for issuance.

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

As of September 30, 2023, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

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

Results of Operations

We were formed on July 25, 2014. As of both September 30, 2023 and 2022, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

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

Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022

Revenue

Hotel revenue increased to $21.9 million for the three months ended September 30, 2023 from $20.8 million for the three months ended September 30, 2022 due to increased hotel occupancies primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended September 30, 2023 and 2022 (all amounts in thousands) is set forth below.

	Three months ended September 30,		Increase
	2023	2022	(Decrease)
Residence Inn Austin	$1,116	$1,163	$(47)
Springhill Suites Seattle	3,907	3,613	294
Homewood Suites Woodlands	710	660	50
Hyatt Place Germantown	1,138	1,074	64
Hyatt Place North Charleston	817	856	(39)
Hampton Inn Austin	948	775	173
Residence Inn Grapevine	1,594	1,560	34
Marriott Courtyard Lyndhurst	2,085	2,115	(30)
Hilton Garden Inn Austin	1,035	1,073	(38)
Hampton Inn Great Valley	966	840	126
Embassy Suites Nashville	3,653	3,288	365
Homewood Suites Austin	1,055	1,021	34
Townplace Suites Fort Worth	663	650	13
Hampton Inn Houston	457	429	28
Residence Inn Houston Medical Center	1,796	1,682	114
	$21,940	$20,799	$1,141

Revenues for all hotel properties except Hyatt Place North Charleston, Marriott Courtyard Lyndhurst and certain hotels in Austin, Texas increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $14.2 million for the three months ended September 30, 2023 from $13.8 million for the three months ended September 30, 2022. Such increase was primarily due to increase in prices for goods and services used in the operation of the hotels for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.6 million for the three months ended September 30, 2023 from $1.8 million for the three months ended September 30, 2022. The decrease in property taxes, insurance and other expenses was primarily due to decreases in certain state and local property taxes.

Depreciation and amortization

Depreciation and amortization increased to $4.0 million for the three months ended September 30, 2023 from $3.9 million for the three months ended September 30, 2022.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.7 million for the three months ended September 30, 2023 from $1.6 million for the three months ended September 30, 2022. These general and administrative expenses consisted primarily of asset management fees, professional fees and directors’ fees.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $4.3 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $24,000 for the three months ended September 30, 2023 compared to $18,000 for the three months ended September 30, 2022. The increase was due to an increase in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022

Revenue

Hotel revenue increased to $62.9 million for the nine months ended September 30, 2023 from $58.5 million for the nine months ended September 30, 2022 due to increased hotel occupancies primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the nine months ended September 30, 2023 and 2022 (all amounts in thousands):

	Nine months ended September 30,		Increase
	2023	2022	(Decrease)
Residence Inn Austin	$3,806	$3,704	$102
Springhill Suites Seattle	8,244	7,243	1,001
Homewood Suites Woodlands	2,202	1,964	238
Hyatt Place Germantown	3,216	2,874	342
Hyatt Place North Charleston	2,132	2,482	(350)
Hampton Inn Austin	3,016	2,921	95
Residence Inn Grapevine	4,994	4,630	364
Marriott Courtyard Lyndhurst	5,347	5,214	133
Hilton Garden Inn Austin	3,438	3,643	(205)
Hampton Inn Great Valley	2,745	2,231	514
Embassy Suites Nashville	10,548	9,377	1,171
Homewood Suites Austin	3,445	3,451	(6)
Townplace Suites Fort Worth	2,146	1,991	155
Hampton Inn Houston	1,656	1,444	212
Residence Inn Houston Medical Center	5,930	5,299	631
	$62,865	$58,468	$4,397

Revenues for all hotel properties except the Hyatt Place North Charleston and certain hotels in Austin, Texas increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $42.3 million for the nine months ended September 30, 2023 from $38.6 million for the nine months ended September 30, 2022. Such increase was primarily due to increase in prices for goods and services used in the operation of the hotels for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $4.9 million for the nine months ended September 30, 2023 from $5.1 million for the nine months ended September 30, 2022. The decrease in property taxes, insurance and other expenses was primarily due to reductions in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization increased to $11.9 million for the nine months ended September 30, 2023 from $11.7 million for the nine months ended September 30, 2022.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $5.1 million for the nine months ended September 30, 2023 from $5.2 million for the nine months ended September 30, 2022. These general and administrative expenses consisted primarily of asset management fees, professional fees, restricted stock compensation and directors’ fees.

Interest Expense and Amortization of Debt issuance Costs

Interest expense and amortization of debt issuance costs increased to $12.4 million for the nine months ended September 30, 2023 from $10.9 million for the nine months ended September 30, 2022. The increase in interest expense and amortization of debt issuance costs was primarily due to an increase in the balance of notes payable to related party. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $130,000 for the nine months ended September 30, 2023 compared to $109,000 for the nine months ended September 30, 2022. The increase was due to an increase in state taxable income of our TRS for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Net Cash Provided By Operating Activities

As of both September 30, 2023 and 2022, we owned interests in fifteen hotel properties. Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $607,000 and $5.8 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2023 was primarily due to the fact that amounts due to related parties increased by $1.9 million for the nine months ended September 30, 2023 compared to an increase in amounts due to related parties of $5.9 million for the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $2.2 million compared to net cash used in investing activities of $1.2 million for the nine months ended September 30, 2022. The increase in cash used in investing activities for the nine months ended September 30, 2023 was due to an increase in improvements and additions hotel properties of $2.2 million during the nine months ended September 30, 2023 compared to $1.2 million during the nine months ended September 30, 2022.

Net Cash Provided By (Used in) Financing Activities

For the nine months ended September 30, 2023, our cash flows from financing activities consisted primarily of proceeds notes payable to related party, net of repayments of notes payable. Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 and 2022 was $5.5 million and $(2.0) million, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the fact that we received proceeds from notes payable to related party of $9.9 million for the nine months ended September 30, 2023 compared to proceeds, net of repayments, from notes payable to related party of $2.1 million for the nine months ended September 30, 2022.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2023, we had cash on hand, cash equivalents and restricted cash of $25.2 million.

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

Each of our hotel properties is subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for the Hampton Inn Houston mortgage loan which bears interest at a floating rate. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of September 30, 2023, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties matured during 2023.

The U.S. Federal Reserve raised interest rates repeatedly during 2022 and the first, second and third quarters of 2023 and may further increase interest rates in the remainder of 2023. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.08% as of September 30, 2023. The balance of the Related Party Note was $10.0 million as of September 30, 2023 and December 31, 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.08% as of September 30, 2023. The balance of the Second Related Party Note was $10.0 million as of September 30, 2023 and December 31, 2022.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.08% as of September 30, 2023. The balance of the Third Related Party Note was $10.0 million as of as of September 30, 2023 and December 31, 2022.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.08% as of September 30, 2023. The balance of the Fourth Related Party Note was $10.0 million and $110,500 as of September 30, 2023 and December 31, 2022, respectively.

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

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of September 30, 2023 and December 31, 2022.

Aggregate Indebtedness

As of September 30, 2023, our outstanding indebtedness totaled $272 million, which amount includes (i) the aggregate balance of the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration of $232 million, and (ii) the aggregate balance of the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note of $40.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2023 and December 31, 2022, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2023 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt obligations(1)	$232,113	$7,724	$168,627	$40,006	$15,756
Interest payments on outstanding debt obligations(2)	25,517	2,793	14,691	3,689	4,344
Total	$257,630	$10,517	$183,318	$43,695	$20,100

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2023.

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

As of September 30, 2023, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2023, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2023, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2023, our total operating expenses were $6.9 million, which included $5.0 million in operating expenses incurred directly by us and $1.9 million in operating expenses incurred by our advisor on our behalf. Of that $6.9 million in total operating expenses incurred during four fiscal quarters ended September 30, 2023, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $1.9 million in operating expenses during four fiscal quarters ended September 30, 2023. As of September 30, 2023, we had $671,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2023.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the nine months ended September 30, 2023 and 2022.

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

Inflation

As of September 30, 2023, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Our operating expenses have increased over the prior year’s expenses because of inflation.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2023 and 2022 and a reconciliation of such non-GAAP financial performance measures to our net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(3,866)	$(4,003)	$(13,804)	$(13,068)
Adjustments:
Depreciation and amortization of real estate	3,994	3,908	11,932	11,700
Funds from Operations	128	(95)	(1,872)	(1,368)
Adjustments:
Amortization of debt issuance costs	158	170	474	507
Modified Funds from Operations	$286	$75	$(1,398)	$(861)

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2023, the date the consolidated financial statements were available for issuance.

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

As of September 30, 2023, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hampton Inn Houston note, which accrues interest at a floating rate, and, therefore, an increase or decrease in interest rates would have no effect on our interest expense with respect such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations. As of September 30, 2023 and December 31, 2022, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2023	Principal as of December 31, 2022	Interest Rate at September 30, 2023	Maturity Date
Residence Inn Austin	$15,238	$15,465	4.580%	November 1, 2025
Springhill Suites Seattle	41,173	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,285	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	5,868	6,342	7.250%	June 29, 2028
Hyatt Place North Charleston	6,439	6,553	5.193%	December 1, 2023
Hampton Inn Austin	9,664	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,152	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,648	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,740	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,310	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	38,150	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,863	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,536	5,645	4.700%	September 27, 2024
Hampton Inn Houston	3,950	4,022	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,597	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	232,113	236,320
Less unamortized debt issuance costs	(931)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$231,182	$235,060

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we had incurred selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering costs in our follow-on public offering in the amounts set forth in the table below (in thousands). Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering.

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

As of September 30, 2023, the net offering proceeds to us from our follow-on public offering, after deducting the total expenses incurred as described above, were $84.5 million, excluding $8.2 million in offering proceeds from shares of our common stock issued pursuant to the DRP.

As of September 30, 2023, we used $166.4 million of the net proceeds from our initial public offering and follow-on public offering to acquire the Residence Inn Austin, the Springhill Suites Seattle, the Moody I portfolio (pursuant to the Mergers), and the Residence Inn Houston Medical Center, to reduce the debt on Springhill Suites Seattle, to originate notes, and to reduce our borrowings. As of September 30, 2023, we had paid a cumulative amount of $16.9 million of acquisition expenses, including $13.0 million related to the Mergers.

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

During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: November 14, 2023	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)