Form 10-K
period 2023-12-31
Moody National REIT II, Inc.
filed 2024-04-11
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established market for the registrant’s shares of common stock. There were 13,640,429 shares of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 26, 2024, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

RISK FACTOR SUMMARY

You should carefully review Item 1A—“Risk Factors” section of this Annual Report for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. These risks and uncertainties include, but are not limited to, risks related to the following:

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	There is no assurance that we will be able to successfully achieve our investment objectives.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties.

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We cannot guarantee that we will make distributions. We may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We suspended the payment of distributions in March 2020 and have not resumed distribution payments.

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on any estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock.

●	NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector may leave our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay distributions.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our investment and operational policies without stockholder consent.

●	We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market.

●	We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility.

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

●	We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	The fees we pay to our advisor in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

●	We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

PART I

ITEM 1.	Business

References herein to “Moody National REIT II” the “Company,” “we,” “us,” or “our,” refer to Moody National REIT II, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

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

On January 20, 2015, we commenced our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares of our common stock offered to the public and up to $100 million in shares offered to our stockholders pursuant to our distribution reinvestment plan, or the DRP. On June 26, 2017, we reallocated the shares of our common stock being sold in our initial public offering as Class A common stock, $0.01 par value per share, or the Class A Shares, Class I common stock, $0.01 par value per share, or the Class I Shares, and Class T common stock, $0.01 par value per share, or the Class T Shares. We collectively refer to the Class A Shares, Class I Shares, and Class T Shares as our “shares.” On July 19, 2018, we commenced our follow-on public offering of up to $990 million in any combination of the three classes of our shares, consisting of up to $895 million in shares of our common stock offered to the public and up to $95 million in shares of our common stock offered to our stockholders pursuant to the DRP.

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

As of December 31, 2023, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Our principal executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had a significant adverse effect on our financial condition and operating results.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. Certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including accelerating or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I, or Moody I OP, with and into our operating partnership, which we collectively refer to herein as the Mergers, were completed. For additional discussion of the Mergers, see Part I., Item 1. “Business—Merger with Moody National REIT I, Inc.” of our Annual Report on Form 10-K, as filed with the SEC on March 31, 2020, and the notes to the consolidated financial statements included in this Annual Report.

Investment Objectives

Our primary investment objectives are to:

●	preserve, protect and return stockholders’ capital contributions;

●	pay regular cash distributions to stockholders; and

●	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

There can be no guarantee that we will achieve the foregoing objectives. We suspended the payment of distributions in March 2020 and there is no guarantee when we will resume the payment of distributions. We have not acquired any new properties since 2019. See Item 1A. — “Risk Factors” section of this Annual Report on Form 10-K.

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

Investment Portfolio

As of December 31, 2023, our portfolio included interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2023 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,160
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,954
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,239
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	5,834
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	5,456
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,602
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,080
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,531
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,641
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,269
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	37,924
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,809
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,499
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	3,915
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	27,431
Totals				$451,771	2,123	$222,344

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2023.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt,” in the accompanying consolidated financial statements.

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which our operating partnership is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt,” in the accompanying consolidated financial statements.

(5)	Property acquired on September 27, 2017 as a result of the Mergers.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2023, our total outstanding indebtedness was $270 million. This amount did not exceed 300% of the value of our net assets.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2016. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2015 and for the period from July 25, 2014 (our inception) to December 31, 2014, including not having the requisite number of shareholders for a sufficient number of days in those periods. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. Prior to qualifying to be taxed as a REIT, we were subject to normal federal and state corporation income taxes.

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

Available Information

We are subject to the reporting and information requirements of the Exchange Act and, as a result, we file periodic reports and other information with the SEC. Access to copies of the filings that we make with the SEC may be obtained free of charge from our website, http://www.moodynationalreit.com. We are providing the address to our website solely for the information of investors. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

As of December 31, 2023, we held interests in 15 hotel properties located in six states, comprising a total of 2,123 rooms. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

There is no assurance that we will be able to successfully achieve our investment objectives.

We may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of another real estate investment trust. In addition, stockholders should not rely on the past performance of real property, real estate securities or debt-related investments owned by other Moody companies to predict our future results. Nor should stockholders assume that the prior performance of other investment programs sponsored by our sponsor or its affiliates (whether private or publicly offered, including, without limitation, Moody I) will be indicative of our future results.

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

On March 26, 2024, our board of directors determined an estimated NAV per share of each of our Class A shares, Class T shares and Class I shares as of December 31, 2023, of $17.25. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles, or GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. In particular, the ongoing global pandemic of COVID-19, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on the operations and value of our hotel properties for an indefinite period of time. As a result, the estimated NAV per share as of December 31, 2023 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through December 31, 2023, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or sources other than cash flow from operations which we may use to fund distributions.

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

For the years ended December 31, 2023 and 2022, we had net losses of $20.4 million and $18.7 million, respectively. We incurred a net loss attributable to common stockholders of $20.0 million and $18.3 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficits were $193.2 million and $173.3 million as of December 31, 2023 and 2022, respectively. We may incur net losses in the future and may continue to have an accumulated deficit.

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

The Mergers diluted the ownership position of our current stockholders and resulted in Moody I stockholders having an ownership stake in us that is smaller than their prior stake in Moody I. In connection with the Mergers, we issued approximately 3.63 million shares of our Class A common stock to the former holders of Moody I common stock, based on the elections of Moody I’s stockholders. Accordingly, our current stockholders and former Moody I stockholders held approximately 57% and 43% of our common stock, respectively, following the Mergers. In addition, approximately 298,037 units of limited partnership interest in our operating partnership were issued in connection with the Mergers. Consequently, our stockholders and Moody I stockholders, as a general matter, have less influence over the management and policies of us after the Mergers than each exercised over the management and policies of us and Moody I, as applicable, immediately prior to the Mergers.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2023, we had issued 65,000 shares of restricted stock to our independent directors pursuant to that plan.

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

Cyberattacks and other cyber security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats that we and our sponsor face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. As a result, we and our sponsor may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or sponsor’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. There can be no assurance that the measures taken to ensure the integrity of such systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including nonpublic personal information related to our stockholders (and their beneficial owners) and material nonpublic information. Although our sponsor and its service providers may implement various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Our sponsor does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to our sponsor and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our sponsor’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information. Our sponsor or our company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

We and our sponsor are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which our sponsor operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize confidential and other information of our sponsor, our company, our sponsor’s employees, our investors or counterparties, processed and stored in, and transmitted through, our or our sponsor’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of our sponsor, our company, our sponsor’s employees, our investors or counterparties, which could result in significant losses, increased costs, disruption of our business, regulatory intervention or reputational damage. If our sponsor fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or investors in and clients of our sponsor to lose confidence in the effectiveness of our or our sponsor’s security measures.

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

Our hotel properties are subject to the risks inherent to the hotel industry. These risks, which may adversely affect the occupancy of our hotels properties, the rates that can be charged for rooms at our hotel properties, the operating expenses of our hotel properties and the revenues generated by our hotel properties, include:

●	changes in global, national, regional or local economic, demographic or capital market conditions, including low consumer confidence, increases in unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the United States or global economy, including any recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending and travel, and actual or perceived instability in the U.S. banking system;

●	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

●	the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes and increased travel costs;

●	events or conditions beyond our control that negatively shape public perception of business and leisure travel, make travel more difficult or prevent travel altogether or result in temporary closures or other disruption at hotel properties, including natural disasters, extreme weather conditions, acts of terrorism, war and outbreaks of contagious disease such as the global COVID-19 pandemic;

●	cyberattacks;

●	climate change or availability of natural resources;

●	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for hotels generally as a result of certain labor tactics; and

●	other changes in the overall demand for hotel rooms, including increases in supply of hotel rooms that exceed increases in demand, changes in the desirability of particular locations or changes to the travel patterns of customers.

The COVID-19 pandemic had an adverse effect on our financial condition and operating results.

The global COVID-19 pandemic had a significant adverse effect on our financial condition and operating results.

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

Ongoing military conflicts and political instability has caused disruptions in the U.S. and global economy and may have an adverse impact on our financial performance.

There are currently ongoing military conflicts between Russia and Ukraine (the “Russia-Ukraine Conflict”) and between Israel and Hamas (collectively, “Current Military Conflicts”). The Current Military Conflicts have caused, and are currently expected to continue to cause, disruptions to global financial systems, international trade, and the transportation and energy sectors, among other disruptions. In addition, the Current Military Conflicts have displaced millions of people, causing an acute global refugee crisis, and have increased the threat of nuclear accidents or attacks, cyberattacks and further regional or global conflicts (including a potential expansion of the Current Military Conflicts to other countries as well as other potential conflicts, including, but not limited to, conflicts in other geographic locations and between other state and non-state actors), among other potentially serious consequences.

In response to Russia’s actions during the Russia-Ukraine Conflict, multiple countries and governing bodies, including the United States and the European Union, have put in place global sanctions and other severe restrictions or prohibitions on the activities of certain individuals and businesses connected to Russia or Belarus. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals or businesses connected to or associated with Russia or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets.

The ultimate impact of the Current Military Conflicts on global economic and commercial activity and conditions, and on our operations, financial condition and performance, is impossible to predict. The Current Military Conflicts may have a significant adverse impact on us and our investments. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. The Current Military Conflicts may also limit our ability to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

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

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money. Several of the mortgage loans secured by our hotel properties mature during 2024.

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

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has raised interest rates repeatedly in 2022 and 2023, including the following increases:

Month	Percentage Increase
March 2022	0.25%
May 2022	0.50%
June 2022	0.75%
July 2022	0.75%
September 2022	0.75%
November 2022	0.75%
December 2022	0.50%
February 2023	0.25%
March 2023	0.25%
May 2023	0.25%
July 2023	0.25%

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 1C.	Cybersecurity

With oversight from our board of directors, our advisor and our senior management have implemented an enterprise-wide information security program designed to identify, protect against, detect, assess, respond to, and manage reasonably foreseeable cybersecurity risks and threats. Our cybersecurity processes have been integrated into our overall risk management system. To protect our information systems from cybersecurity threats, our advisor uses various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools. Our advisor also employs third parties to identify, prioritize, assess, mitigate and remediate information system risks; however, our advisor relies on such third parties to implement security programs commensurate with their risk, and our advisor cannot ensure in all circumstances that their efforts will be successful.

Our advisor regularly assesses risks from cybersecurity and technology threats and monitors our information systems for potential vulnerabilities. Our advisor uses a risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. Our advisor conducts regular reviews and tests of our information security program to evaluate the effectiveness of our information security program and improve our security measures and planning. The results of these assessments are reported to our senior management.

Our and our advisor’s systems could potentially experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Any significant disruption to our or our advisor’s operations or access to our or our advisor’s systems could adversely affect our business and results of operation. Further, a penetration of our or our advisor’s systems or a third-party’s systems or other misappropriation or misuse of personal information could subject our advisor or us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See “Risk Factors - Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.”

Our advisor’s Vice President - Communications leads our advisor’s information security group responsible for overseeing our information security program. Our advisor’s Vice President - Communications has over 18 years of industry experience. Team members who support our advisor’s information security program have relevant educational and industry experience. The teams, led by our advisor’s Vice President – Communications, provide regular reports to our senior management and other relevant teams on various cybersecurity threats, assessments and findings. Our board of directors receives updates regarding cybersecurity issues as and when deemed necessary by our senior management.

Our advisor experienced a security incident in January 2023 that impacted the operability of its computer systems. Our advisor promptly reported the incident to federal law enforcement and restored the functionality of its computer systems. We are unaware of any misuse of our information.

Senior management oversees our annual enterprise risk assessment, where we assess key risks within our company, including security and technology risks and cybersecurity threats, oversees our cybersecurity risk, and receives regular reports from our Vice President - Communications on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2.             Properties

As of December 31, 2023, we owned interests in fifteen hotel properties located in six states with a total of 2,123 rooms. For more information on our hotel properties see Part I, Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 26, 2024, there were 13,640,429 shares of our common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

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

Determination of Estimated Net Asset Value per Share

On March 26, 2024, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2023, of $17.25. The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities, divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2023. We are providing the estimated NAV per share in part to assist broker-dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. In determining the estimated NAV per share, our board relied upon information contained in a report, or the Valuation Report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2023. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the Valuation Report, our advisor relied in part on appraisals of the fair value of our investments in hotel properties provided by Kendall Realty Consulting Group, LLC, which we refer to herein as the Appraiser. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013.

The table below sets forth material items included in the calculation of the estimated NAV per share as of December 31, 2023. A summary of methodologies, assumptions and limitations follows the table (in thousands except per share amounts) (amounts in the table are unaudited).

Investment in hotel properties	$512,800
Cash, cash equivalents and restricted cash	25,064
Other assets	4,497
$542,361

Notes payable and notes payable to related party	$269,844
Other liabilities	32,446
Special limited partnership interests	1
Noncontrolling interests in Operating Partnership	4,722
Total liabilities, special limited partnership interests and noncontrolling interests in Operating Partnership	$307,013
Estimated value	$235,348

Common stock outstanding	13,640
Estimated value per share	$17.25

As of December 31, 2023, the estimated NAV was allocated on a per share basis as follows:

Investment in hotel properties	$37.60
Notes payable and notes payable to related party	(19.78)
Other assets, liabilities, and special limited partnership interests	(0.22)
Noncontrolling interests in Operating Partnership	(0.35)
Estimated value per share	$17.25

Investment in Hotel Properties

As of December 31, 2023, we owned interests in 15 hotel properties. The Appraiser appraised the hotel properties in our portfolio using the income method of valuation, specifically a discounted cash flow analysis, as well as the sales comparison approach. The income method is a customary valuation method for income-producing properties, such as hotels. The appraisals were conducted on a property-by-property basis. In performing this analysis, the Appraiser reviewed property-level information provided by our advisor and us, including: property-level operating and financial data, prior appraisals (as available), franchise agreements, management agreements, agreements governing the ownership structure of each property and other property-level information. In addition, the Appraiser (i) discussed the applicable hotel properties with our advisor, (ii) conducted inspections of the applicable hotels, and (iii) reviewed information from a variety of sources about market conditions for the applicable hotels.

After completing the foregoing reviews, the Appraiser developed multi-year discounted cash flow analyses for each hotel appraised based on a review of such property’s historical operating statements, a review of such property’s 2024 forecasts and 2024 preliminary budget, as well as estimated occupancy, average daily room rate, and revenues and expenses for each hotel based on an analysis of market demand. In addition, the Appraiser determined an estimated residual value of the applicable hotel in the final year of the discounted cash flow analysis by estimating the next year’s net operating income and capitalizing that income at a capitalization rate indicative of the location, quality and type of the hotel. The Appraiser made deductions for capital expenditures based on discussions with our advisor, its review of the applicable property’s improvements and estimates of reserves for replacements going forward. The discount rates and capitalization rates used to value our hotel properties were selected and applied on a property-by-property basis and were selected based on several factors, including but not limited to industry surveys, discussions with industry professionals, hotel type, franchise, location, age, current room rates and other factors that the Appraiser deemed appropriate. The following summarizes the overall discount rates and capitalization rates used by the Appraiser:

	Range
	Low	High	Weighted Average
Capitalization Rate	7.25%	8.75%	7.89%
Discount Rate	9.25%	10.75%	9.89%

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

	Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Capitalization Rate	$17.97	$17.07
Discount Rate	$18.25	$16.89

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

Notes Payable and Notes Payable to Related Party

As of December 31, 2023, we had 15 mortgage notes payable, 15 Economic Injury Disaster Loans of $500,000 each from the U.S. Small Business Administration which are secured by our tangible and intangible personal property, and four notes payable to related party. The Valuation Report contained an estimated fair value of each such note payable estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Other Assets and Liabilities

The Valuation Report contained estimates of our other assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, deferred franchise costs, accounts receivable, prepaid expenses, other assets and accounts payable, and accrued expenses. The fair values of such other assets and liabilities were considered by our board to be equal to their carrying value as of December 31, 2023 due to their short maturities.

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

Further, the estimated NAV per share is as of December 31, 2023 and is based on the estimated value of our assets as of December 31, 2023. We did not make any adjustments to the valuation for the impact of other transactions or events occurring subsequent to December 31, 2023. The value of our common stock will fluctuate over time in response to developments related to individual assets in our portfolio, the management of those assets, and in response to the real estate and capital markets. As a result, the estimated NAV per share as of December 31, 2023 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

Sales of Unregistered Securities

We did not issue any shares of our common stock or others securities that were not registered under the Securities Act during the year ended December 31, 2023.

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

Due to its indefinite suspension, during the year ended December 31, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

For the year ended December 31, 2023, we had cash provided by operating activities of $3.3 million, and $(4.5) million in funds from operations. For the year ended December 31, 2022, we had cash provided by operating activities of $7.8 million, and $(3.1) million in funds from operations. For the years ended December 31, 2023 and 2022, we did not pay any distributions.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Also see “Forward Looking Statements” preceding Part I. As used herein, the terms “we,” “our,” “us” and “our company” refer to Moody National REIT II, Inc. and, as required by context, Moody National Operating Partnership II, LP, a Delaware limited partnership, our operating partnership, and to their respective subsidiaries. References to “Shares” and “our common stock” refer to shares of any class of our common stock.

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

As of December 31, 2023, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had a significant adverse effect on our financial condition and operating results.

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

Results of Operations

We were formed on July 25, 2014. As of both December 31, 2023 and 2022, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the COVID-19 pandemic in the United States, the revenue and operating results declined for the year ended December 31, 2022 compared to the year ended December 31, 2019. Revenues for the year ended December 31, 2023 increased from the year ended December 31, 2022 and nearly equaled the revenue for the year ended December 31, 2019. We expect a continued recovery in revenues as travel continues to improve.

Revenue

Hotel revenue increased to $82.4 million for the year ended December 31, 2023, from $77.4 million for the year ended December 31, 2022, due to increased hotel occupancies primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the years ended December 31, 2023 and 2022 (all amounts in thousands).

	Years ended December 31,
	2023	2022	Increase
Residence Inn Austin	$5,079	$4,939	$140
Springhill Suites Seattle	10,394	9,308	1,086
Homewood Suites Woodlands	2,900	2,635	265
Hyatt Place Germantown	4,198	3,769	429
Hyatt Place North Charleston	2,741	3,060	(319)
Hampton Inn Austin	4,091	3,940	151
Residence Inn Grapevine	6,522	6,035	487
Marriott Courtyard Lyndhurst	7,417	7,057	360
Hilton Garden Inn Austin	4,646	4,868	(222)
Hampton Inn Great Valley	3,542	3,041	501
Embassy Suites Nashville	13,770	12,622	1,148
Homewood Suites Austin	4,568	4,495	73
Townplace Suites Fort Worth	2,750	2,583	167
Hampton Inn Houston	2,161	1,913	248
Residence Inn Houston Medical Center	7,589	7,109	480
	$82,368	$77,374	$4,994

Revenues for all hotel properties except Hyatt Place North Charleston and the Hilton Garden Inn in Austin, Texas increased for the year ended December 31, 2023, primarily due to increased hotel occupancies primarily resulting from an increase in travel.

Hotel Operating Expenses

Hotel operating expenses increased to $56.4 million for the year ended December 31, 2023 from $52.2 million for the year ended December 31, 2022. Such increase was primarily due to increase in prices for goods and services used in the operation of the hotels for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Property Taxes, Insurance and Other Expenses

Property taxes, insurance and other expenses decreased to $6.5 million for the year ended December 31, 2023 from $6.6 million for the year ended December 31, 2022. The decrease in property taxes, insurance and other expenses was primarily due to decreases in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization increased to $15.9 million for the year ended December 31, 2023 from $15.6 million for the year ended December 31, 2022.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $6.9 million for each of the years ended December 31, 2023 and 2022. These general and administrative expenses consisted primarily of asset management fees, professional fees, and directors’ fees.

Interest Expense and Amortization of Debt issuance costs

Interest expense and amortization of debt issuance costs increased to $16.9 million for the year ended December 31, 2023 from $14.7 million for the year ended December 31, 2022. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $161,000 for the year ended December 31, 2023 compared to an income tax expense of $146,000 for the year ended December 31, 2022. The increase was due to an increase in state taxable income of our taxable REIT subsidiary, or TRS, for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders.

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offerings supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. In 2023, 2022, 2021, and 2020, we took measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Provided by Operating Activities

As of both December 31, 2023 and 2022, we owned interests in fifteen hotel properties. Net cash provided by operating activities was $3.3 million for the year ended December 31, 2023 compared to cash provided by operating activities of $7.8 million for the year ended December 31, 2022. The decrease in cash provided by operating activities for the year ended December 31, 2023 was due to the fact that accounts payable and accrued expenses increased by $777,000 for the year ended December 31, 2023 compared to an increase in accounts payable and accrued expenses of $2.7 million for the year ended December 31, 2022. Also, such decrease in cash provided by operating activities was due to an increase in net loss to $20.4 million for the year ended December 31, 2023 compared to $18.7 million for the year ended December 31, 2022.

Net Cash Used in Investing Activities

For the year December 31, 2023, net cash used in investing activities was $(2.7) million compared to net cash used in investing activities of $(2.1) million for the year December 31, 2022. The increase in cash used in investing activities for the year ended December 31, 2023 was due to an increase in improvements and additions to hotel properties for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2023, our cash flows from financing activities consisted primarily of proceeds of notes payable to related parties and repayment of notes payable. Net cash provided by (used in) financing activities for the year ended December 31, 2023 and 2022 was $3.2 million and $(3.7) million, respectively. The increase in cash provided by financing activities for the year ended December 31, 2023 was primarily due to the fact that we received proceeds from notes payable to related party of $9.9 million for the year ended December 31, 2023 compared to proceeds, net of repayments, from notes payable to related party of $1.6 million for the year ended December 31, 2022.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $25.1 million.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of December 31, 2023, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties mature during 2024.

The U.S. Federal Reserve raised interest rates repeatedly during 2023 and may further increase interest rates in 2024. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provided that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon will be due and payable in full on March 29, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.10% as of December 31, 2023. The balance of Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.10% as of December 31, 2023. The balance of Second Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.10% as of December 31, 2023. The balance of Third Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs and has received repayments from us based on our specific available cash flow. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note will bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.10% as of December 31, 2023. The balance of the Fourth Related Party Note was $10.0 million and $110,500 as of December 31, 2023 and 2022, respectively.

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

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of December 31, 2023 and 2022.

Aggregate Indebtedness

As of December 31, 2023, our outstanding indebtedness totaled $269.8 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and loans from the U.S. Small Business Administration in the aggregate principal amount of $229.8 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note in the aggregate principal amount of $40.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2023 and 2022, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt obligations(1)	$229,844	$90,871	$117,539	$14,289	$7,145
Interest payments on outstanding debt obligations(2)	25,324	10,161	8,791	2,606	3,766
Total	$255,168	$101,032	$126,330	$16,895	$10,911

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2023.

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

As of December 31, 2023, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2023, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2023, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023, our total operating expenses were $6.9 million, which included $5.0 million in operating expenses incurred directly by us and $1.9 million in operating expenses incurred by our advisor on our behalf. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2023, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.9 million in operating expenses during the four fiscal quarters ended December 31, 2023. As of December 31, 2023, we had $309,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2023.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2019 through 2023 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2023 and 2022.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which requires entities to expand disclosures regarding the reconciliation of income tax rate and the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraph have been excluded because they are either not relevant to us, or are not expected to have, or did not have, a material effect on our consolidated financial statements.

Inflation

As of December 31, 2023, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2023, we were not experiencing any material impact from inflation.

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

We did not make any distributions for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, we had cash provided by operating activities of $3.3 million, and $(4.5) million in funds from operations. For the year ended December 31, 2022, we had cash provided by operating activities of $7.8 million, and $(3.1) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through December 31, 2023, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2023 and 2022 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2023	2022
Net Loss	$(20,437)	$(18,713)
Adjustments:
Depreciation and amortization of real estate	15,938	15,629
Funds from Operations	(4,499)	(3,084)
Adjustments:
Amortization of debt issuance costs	645	677
Modified Funds from Operations	$(3,854)	$(2,407)

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through April 10, 2024, the date the consolidated financial statements were available for issuance.

Hampton Inn Austin

The current lender for the mortgage loan on the Hampton Inn Austin property, which matured on January 6, 2024, has agreed to temporarily forbear on any of its remedies while we finalize the terms of a new replacement loan with a new lender.

Related Party Note

Moody Capital elected to extend the maturity of the Related Party Note for a period of one year to March 30, 2025, as provided for in the Related Party Note.

Effective January 1, 2024, we memorialized a series of advances to us to meet specific cash flow needs in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million, due and payable in full plus all accrued interest thereon on January 1, 2027, provided that we may extend such maturity date for up to two years at our discretion.

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

As of December 31, 2023, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hampton Inn Houston note and the Hyatt Place North Charleston note, which accrue interest at a floating rate, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2023 and 2022, the our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2023	Principal as of December 31, 2022	Interest Rate at December 31, 2023	Maturity Date
Residence Inn Austin	$15,160	$15,465	4.580%	November 1, 2025
Springhill Suites Seattle	40,954	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,239	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	5,834	6,342	7.250%	June 29, 2028
Hyatt Place North Charleston	5,456	6,553	10.000%	November 29, 2028’
Hampton Inn Austin (1)	9,602	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,080	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,531	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,641	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,269	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	37,924	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,809	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,499	5,645	4.700%	September 27, 2024
Hampton Inn Houston	3,915	4,022	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,431	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	229,844	236,320
Less unamortized debt issuance costs	(839)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$229,005	$235,060

(1)       The current lender for the mortgage loan on the Hampton Inn Austin property, which matured on January 6, 2024, has agreed to temporarily forbear on any of its remedies while we finalize the terms of a new replacement loan with a new lender.

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Each of our hotel properties is subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for the Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at a floating rate.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and offices are as follows:

Name	Position
Brett C. Moody	Chairman of the Board, Chief Executive Officer and President
Robert W. Engel	Chief Financial Officer and Treasurer
William H. Armstrong III	Independent Director
Charles L. Horn	Independent Director
Clifford P. McDaniel	Independent Director
John P. Thompson	Independent Director

Brett C. Moody, age 60, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 20 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 69, has served as our Chief Financial Officer and Treasurer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Divisional Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 59, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 63, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. From November 2021 to June 2023, Mr. Horn has served as President and Chief Executive Officer of Loyalty Ventures, Inc. (NASDAQ:LYLT), a leading provider of customer loyalty and marketing solutions. From July 2019 to October 2021, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 62, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to June 2021, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. From June of 2021 to present, Mr. McDaniel has been a Managing director of Lument. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 60, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s experience managing investments in industrial and retail properties and brokering industrial properties has provided Mr. Thompson with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Audit Committee

Our board has a separately designated standing audit committee. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. Our audit committee charter requires that all members of our audit committee be independent. The current members of the audit committee are Charles L. Horn and Clifford P. McDaniel, both of whom are independent directors. Mr. Horn currently serves as the chairman of the audit committee. Our board of directors has determined that Mr. Horn satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2023.

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

Cash Compensation

We pay each of our independent directors an annual retainer of $50,000, plus $2,000 per in-person board meeting attended, $1,500 per in-person committee meeting attended and $1,000 for each telephonic meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. We also pay the audit committee chairperson an additional annual retainer of $30,000, which annual retainer amount was increased from $10,000 effective as of January 1, 2024, and reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, each independent director will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is re-elected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. As of December 31, 2023, all of our current independent directors have received all of the grants of restricted stock to which they are entitled pursuant to the terms of the independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,935,000 shares remained as of December 31, 2023. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board (or other committee of our board serving an equivalent function), and none of our officers or other persons participate in deliberations of our board regarding the compensation of our executive officers, because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations. We have not included a Compensation and Discussion Analysis in this Annual Report, as discussed above.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	$—	1,935,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	$—	1,935,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 12, 2024, for each person or group that is known by us to be the beneficial owner of more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

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

The following describes all transactions during the period from January 1, 2022 to December 31, 2023 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See Note 6 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2023, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.7% of the limited partnership units of our operating partnership. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increased proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

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

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2025, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by our advisor under the terms of the advisory agreement include the following:

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. For purposes of determining the amount of contingent advisor payment payable, the amounts paid by our advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the contingent advisor payment previously paid. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion. We did not incur any acquisition fees payable to our advisor for the years ended December 31, 2023 and 2022.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We did not incur any financing coordination fees payable to our advisor for the years ended December 31, 2023 and 2022.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. We incurred asset management fees of $4.8 million payable to our advisor for each of the years ended December 31, 2023 and 2022.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. We paid the property manager property management fees of $3.4 million and accounting fees of $450,000 for each of the years ended December 31, 2023 and 2022.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre-acquisition or post-acquisition. As of December 31, 2023, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2023, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2023 and 2022, total organization and offering expenses for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2023, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2023, we had $0 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023, our total operating expenses were $6.9 million, which included $5.0 million in operating expenses incurred directly by us and $1.9 million incurred by our advisor on our behalf. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2023, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $1.9 million during the four fiscal quarters ended December 31, 2023. As of December 31, 2023, we had $309,000 due to our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. We did not reimburse our advisor for any acquisition expenses for the years ended December 31, 2023 and 2022.

Selling Commissions and Fees Paid to our Dealer Manager

From January 1, 2017 through June 12, 2017, we paid Moody Securities an up-front selling commission of up to 7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, we reallocated our common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares, and Class D Shares. We offered our Class A Shares, Class T Shares, and Class I Shares in our public offering, with differing commissions and fees applicable to each such class of shares.

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). As of December 31, 2023, we had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our public offerings, of which $8.5 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements included in this Annual Report for a description of notes payable to related party. The balance of such notes was $40.0 million as of December 31, 2023

Approval of Related Party Transactions

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

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those transactions described above and Moody Capital’s election to extend the maturity of the Related Party Note for a period of one year to March 30, 2025, as provided for in the Related Party Note.

ITEM 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Frazier & Deeter, LLC, or Frazier & Deeter, has served as our independent registered public accounting firm since 2014.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Frazier & Deeter for the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2023 and 2022 are set forth in the table below.

	Year ended December 31, 2023	Year ended December 31, 2022
Audit fees	$325,000	$350,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$325,000	$350,000

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-24 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014)

4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 29, 2023)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

10.2	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.3	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.4	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.5	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, dated as of January 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.6	Dealer Manager Agreement, dated July 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody Securities, LLC (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (Registration No. 333-222610), filed on July 16, 2018)

10.7	Form of Participating Broker-Dealer Agreement (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.6 hereof)

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.	Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: April 10, 2024	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

POWER OF ATTORNEY

Each individual whose signature appears below hereby severally constitutes Brett C. Moody and Robert W. Engel, and each of them singly, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	April 10, 2024
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer and Treasurer	April 10, 2024
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ Charles L. Horn	Director	April 10, 2024
Charles L. Horn

/s/ Clifford P. McDaniel	Director	April 10, 2024
Clifford P. McDaniel

/s/ John P. Thompson	Director	April 10, 2024
John P. Thompson

/s/ William H. Armstrong III	Director	April 10, 2024
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investments in hotel properties, net - Indicators of impairment and Assessment of expected holding periods

Description of the Matter

As of December 31, 2023, the Company had investments in hotel properties, net of accumulated depreciation, of $386,297,000. As further disclosed in Note 2 to the consolidated financial statements, throughout the year the Company performs an analysis of each property to determine whether an indicator of impairment exists. Many indicators of impairment, such as unfavorable changes in economic conditions or changes in the intended holding periods of the properties, are subjective. If indicators of impairment are present, the Company determines whether the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties' carrying amounts. The Company prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

Management's analysis is complex due to the highly judgmental nature of identifying indicators of impairment as well as any change in the property's intended hold period and projected undiscounted future cash flows. The inputs used to analyze properties for impairment, such as a change in the intended holding period of the property, projected undiscounted future cash flows, and determination of the capitalization rate used, are subjective. Auditing management's analysis requires significant audit effort.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design over the Company's review of indicators of impairment, including changes in the intended hold period.

Our testing of the Company's indicators of impairment included, among others, evaluating management's analysis, including testing the completeness and accuracy of the underlying data, testing both internal operating projections and an evaluation of terminal capitalization rates through third-party industry guides and our industry expert. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends through third-party industry guides. In addition, we considered the hold period necessary for the property's carrying value to be recovered via undiscounted cash flows. We held discussions with management about the status of any potential transactions and management's judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties.

We have served as the Company's auditor since 2014.

Nashville, Tennessee

April 10, 2024

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Investments in hotel properties, net	$386,297	$399,477
Cash and cash equivalents	7,286	4,912
Restricted cash	17,778	16,291
Accounts receivable, net of allowance for doubtful accounts of $35 at December 31, 2023 and 2022	915	802
Prepaid expenses and other assets	2,991	2,927
Deferred franchise costs, net of accumulated amortization of $520 and $466 at December 31, 2023 and 2022, respectively	591	676
Total Assets	$415,858	$425,085

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $839 and $1,260 as of December 31, 2023 and 2022, respectively	$229,005	$235,060
Notes payable to related party	40,000	30,111
Accounts payable and accrued expenses	14,076	13,299
Due to related parties, net	18,300	11,701
Dividends payable	70	70
Total Liabilities	301,451	290,241

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at December 31, 2023 and 2022	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(193,247)	(173,272)
Total stockholders’ equity	112,530	132,505
Noncontrolling interests in Operating Partnership	1,876	2,338
Total Equity	114,406	134,843
Total Liabilities and Equity	$415,858	$425,085

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2023	2022
Revenue
Room revenue	$77,094	$73,002
Other hotel revenue	5,274	4,372
Total hotel revenue	82,368	77,374

Expenses
Hotel operating expenses	56,431	52,182
Property taxes, insurance and other	6,460	6,600
Depreciation and amortization	15,938	15,629
Corporate general and administrative	6,913	6,877
Total expenses	85,742	81,288

Operating loss	(3,374)	(3,914)

Other expenses
Interest expense and amortization of debt issuance costs	16,902	14,653

Loss before income tax expense	(20,276)	(18,567)

Income tax expense	161	146

Net loss	(20,437)	(18,713)

Loss attributable to noncontrolling interests in Operating Partnership	462	424

Net loss attributable to common stockholders	$(19,975)	$(18,289)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(1.46)	$(1.34)
Weighted average common shares outstanding	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended December 31, 2023 and 2022
(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Beginning Balance at December 31, 2021	—	$—	13,640	$136	$305,562	$(154,983)	316	$2,762	$153,477

Stock-based compensation	—		—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(18,289)	—	(424)	(18,713)
Balance at December 31, 2022	—	—	13,640	136	305,641	(173,272)	316	2,338	134,843
Net loss	—	—	—	—	—	(19,975)	—	(462)	(20,437)
Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(20,437)	$(18,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,938	15,629
Amortization of debt issuance costs	645	677
Stock-based compensation	—	79
Changes in operating assets and liabilities:
Accounts receivable	(113)	213
Prepaid expenses and other assets	(64)	(37)
Accounts payable and accrued expenses	777	2,728
Due to related parties	6,599	7,191
Net cash provided by operating activities	3,345	7,767

Cash flows from investing activities
Payment of deferred franchise costs	—	(75)
Improvements and additions to hotel properties	(2,674)	(2,051)
Net cash used in investing activities	(2,674)	(2,126)

Cash flows from financing activities
Proceeds of notes payable	11,365	—
Repayment of notes payable	(17,841)	(5,356)
Proceeds of notes payable to related party	9,890	6,437
Repayment of notes payable to related party	—	(4,800)
Payment of debt issuance costs	(224)	—
Net cash provided by (used in) financing activities	3,190	(3,719)

Net change in cash and cash equivalents and restricted cash	3,861	1,922
Cash and cash equivalents and restricted cash at beginning of year	21,203	19,281
Cash and cash equivalents and restricted cash at end of year	$25,064	$21,203

Supplemental Disclosure of Cash Flow Activity
Interest paid	$11,556	$11,709
Income tax paid	$2	$115

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2023, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. During 2021, certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties.

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

As of December 31, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2023.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2019 through 2023 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Income Taxes.”

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

Concentration of Risk

As of December 31, 2023, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $3.6 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $14.3 million.

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

The Company determines the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes it could obtain at the date of acquisition. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan of interest expense.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the years ended December 31, 2023 and 2022.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$7,286	$4,912
Restricted cash	17,778	16,291
Total cash and cash equivalents and restricted cash	$25,064	$21,203

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $520,000 and $466,000 as of December 31, 2023 and 2022, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,
2024	$85
2025	85
2026	83
2027	75
2028	75
Thereafter	188
Total	$591

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $6.7 million and $6.1 million as of December 31, 2023 and 2022, respectively. Expected future amortization of debt issuance costs as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,
2024	$489
2025	199
2026	79
2027	45
2028	27
Thereafter	—
Total	$839

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of December 31, 2023 and 2022, respectively, held by the Company’s independent directors.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which requires entities to expand disclosures regarding the reconciliation of income tax rate and the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraph have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of December 31, 2023 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,160
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,954
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,239
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	5,834
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	5,456
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,602
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,080
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,531
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,641
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,269
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	37,924
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,809
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,499
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	3,915
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	27,431
Totals				$451,771	2,123	$222,344

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of December 31, 2023.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at December 31, 2023 and 2022 (all amounts in thousands):

	December 31,
	2023	2022
Land	$76,936	$76,936
Buildings and improvements	338,982	338,938
Furniture, fixtures and equipment	65,197	62,567
Total cost	481,115	478,441
Accumulated depreciation	(94,818)	(78,964)
Investment in hotel properties, net	$386,297	$399,477

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2023, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2023 and 2022, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2023	Principal as of December 31, 2022	Interest Rate at December 31, 2023	Maturity Date
Residence Inn Austin	$15,160	$15,465	4.580%	November 1, 2025
Springhill Suites Seattle	40,954	41,812	4.380%	October 1, 2026
Homewood Suites Woodlands	8,239	8,420	4.690%	April 11, 2025
Hyatt Place Germantown	5,834	6,342	7.250%	June 29, 2028
Hyatt Place North Charleston	5,456	6,553	10.000%	November 29, 2028’
Hampton Inn Austin (1)	9,602	9,844	5.426%	January 6, 2024
Residence Inn Grapevine	11,080	11,360	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,531	17,986	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,641	17,026	4.530%	December 11, 2024
Hampton Inn Great Valley	7,269	7,429	4.700%	April 11, 2025
Embassy Suites Nashville	37,924	38,811	4.2123%	July 11, 2025
Homewood Suites Austin	9,809	10,022	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,499	5,645	4.700%	September 27, 2024
Hampton Inn Houston	3,915	4,022	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,431	28,083	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	229,844	236,320
Less unamortized debt issuance costs	(839)	(1,260)
Total notes payable, net of unamortized debt issuance costs	$229,005	$235,060

_____________________

(1)	The current lender for the mortgage loan on the Hampton Inn Austin property, which matured on January 6, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of a new replacement loan with a new lender.

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Each of our hotel properties is subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for the Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at a floating rate.

Scheduled maturities of the Company’s notes payable as of December 31, 2023 are as follows (in thousands):

Years ending December 31,
2024	$90,871
2025	77,944
2026	39,595
2027	643
2028	13,646
Thereafter	7,145
Total	$229,844

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of December 31, 2023 and 2022.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, will be due and payable in full on March 29, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note will bear interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.10% as of December 31, 2023. The balance of Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note will bear interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.10% as of December 31, 2023. The balance of Second Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note will bear interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.10% as of December 31, 2023. The balance of Third Related Party Note was $10.0 million as of December 31, 2023 and 2022.

From April 13, 2022 to August 31, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs and has received repayments from the Company based on the Company’s specific available cash flow. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bear interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.10% as of December 31, 2023. The balance of Fourth Related Party Note was $10.0 million and $110,500 as of December 31, 2023 and 2022, respectively.

Interest will be paid for the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semiannually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $8.2 million and $3.6 million as of December 31, 2023 and 2022, respectively.

The estimated fair value of the Company’s notes payable as of December 31, 2023 and 2022 was $230 million and $236 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2023, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of December 31, 2023
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at December 31, 2023 and 2022 was $1.9 million and $2.3 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $462,000 and $424,000 for the years ended December 31, 2023 and 2022, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2023, the Company had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment

Organization and Offering Expenses

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

As of December 31, 2023, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2023, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2023, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2023, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to the Advisor for the years ended December 31, 2023 and 2022.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2023 and 2022.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the years ended December 31, 2023 and 2022.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2023 and 2022, the Company incurred property management fees each year of $3.4 million and accounting fees each year of $450,000 which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2023, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the years ended December 31, 2023 and 2022, the Company incurred asset management fees of $4.8 million for each year payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2023, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023, total operating expenses of the Company were $6.9 million, which included $5.0 million in operating expenses incurred directly by the Company and $1.9 million incurred by the Advisor on behalf of the Company. Of the $6.9 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2023, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $1.9 million during the four fiscal quarters ended December 31, 2023. As of December 31, 2023, the Company had $309,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $40.0 million and $30.1 million as of December 31, 2023 and 2022, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Operating expense reimbursement	$309	$252
Asset management fee	4,797	3,467
Accounts payable to Property Manager	4,986	4,425
Accrued interest on related party notes	8,208	3,557
Total due to related parties, net	$18,300	$11,701

7.       Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2023, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

The Company recorded compensation expense related to such shares of restricted stock of $0 and $79,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan. No shares of restricted common stock were granted or vested pursuant to the Independent Directors Compensation Plan for the year ended December 31, 2023. No shares of restricted common stock were granted and 5,000 shares of restricted stock were vested pursuant to the Independent Directors Compensation Plan for the year ended December 31, 2022.

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

Restricted Cash

Under certain management and debt agreements existing at December 31, 2023, the Company escrows payments required for real estate taxes, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of December 31, 2023 and 2022 are as follows (all amounts in thousands):

	December 31,
	2023	2022
Real estate taxes	$4,893	$4,499
Insurance	135	376
Hotel furniture and fixtures	8,248	8,053
Debt service	4,344	3,205
Property improvement plan	158	158
Total restricted cash	$17,778	$16,291

Franchise Agreements

As of December 31, 2023, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $7.2 million and $6.9 million for the years ended December 31, 2023 and 2022, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2023, the Company had operating loss and capital loss carry-forwards of $15.9 million and $900,000, respectively.

The Company had deferred tax assets of $2.3 million as of December 31, 2023 and 2022, net of a valuation allowance of $20.3 million and $17.3 million as of December 31, 2023 and 2022, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2023, the TRS had a net operating loss carry-forward of $107.6 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Years ended December 31,
	2023	2022
Current expense	$161	$146
Deferred benefit	(2,972)	(2,806)
Valuation provision for deferred benefit	2,972	2,806
Total expense	$161	$146

Federal	$(2,972)	$(2,806)
Valuation provision for federal taxes	2,972	2,806
State	161	146
Total tax expense	$161	$146

On December 31, 2023, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through April 10, 2024, the date the audited consolidated financial statements were available for issuance.

Hampton Inn Austin

The current lender for the mortgage loan on the Hampton Inn Austin property, which matured on January 6, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of a new replacement loan with a new lender.

Related Party Notes

Moody Capital elected to extend the maturity of the Related Party Note for a period of one year to March 30, 2025 as provided for in the Related Party Note.

Effective January 1, 2024, the Company memorialized a series of advances to the Company to meet specific cash flow needs in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million, due and payable in full plus all accrued interest thereon on January 1, 2027, provided that the Company may extend such maturity date for up to two years at the Company’s discretion.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(in thousands)

				Initial Cost to Company					Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total		Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and FF&E	Total (1)	Accumulated+ Depreciation and Amortization	Original Date of Construction	Date Acquired
Residence Inn Austin	Austin, Texas	100.0%	$15,160	$4,310	$23,190	$27,500	(2)	$1,021	$4,310	$24,211	$28,521	$6,153	2014	October 15, 2015
Springhill Suites Seattle	Seattle, Washington	100.0%	40,954	14,040	60,060	74,100		9,534	14,040	69,594	83,634	16,886	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,239	2,828	14,528	17,356		775	2,828	15,303	18,131	3,492	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	5,834	1,874	14,200	16,074		866	1,874	15,066	16,940	3,561	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	5,456	783	13,023	13,806		797	783	13,820	14,603	3,216	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	9,602	4,329	14,999	19,328		969	4,329	15,968	20,297	4,081	1997	September 27, 2017
Residence Inn Grapevine	Grapevine, Texas	100.0%	11,080	2,028	23,217	25,245		882	2,028	24,099	26,127	5,466	2007	September 27, 2017
Marriott Courtyard Lyndhurst	Lyndhurst, New Jersey	(3)	17,531	2,663	36,884	39,547		684	2,663	37,568	40,231	8,423	1990	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	16,641	9,058	20,230	29,288		1,469	9,058	21,699	30,757	5,734	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,269	1,730	13,555	15,285		1,957	1,730	15,512	17,242	4,472	1998	September 27, 2017
Embassy Suites Nashville	Nashville, Tennessee	100.0%	37,924	14,805	67,402	82,207		5,106	14,805	72,508	87,313	16,195	2001	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	9,809	4,218	14,617	18,835		1,144	4,218	15,761	19,979	4,156	1998	September 27, 2017
TownPlace Suites Fort Worth	Fort Worth, Texas	(3)	5,499	4,240	7,002	11,242		391	4,240	7,393	11,633	2,066	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	3,915	3,550	6,408	9,958		3,448	3,550	9,856	13,406	3,689	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	27,431	6,480	45,520	52,000		301	6,480	45,821	52,301	7,228	2019	April 29, 2019

	Total		$222,344	$76,936	$374,835	$451,771		$29,344	$76,936	$404,179	$481,115	$94,818

(1)	The aggregate cost of real estate for federal income tax purposes was $436 million as of December 31, 2023.

(2)	Includes gain on acquisition of hotel property of $2.0 million.

(3)	100% of the Class B membership interests of a joint venture.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2023 and 2022

	2023	2022
Real estate:
Balance at the beginning of the year	$478,441	$476,390
Improvements and additions	2,674	2,051
Balance at the end of the year	$481,115	$478,441

Accumulated depreciation:
Balance at the beginning of the year	$78,964	$63,418
Depreciation	15,854	15,546
Balance at the end of the year	$94,818	$78,964