Form 10-K/A
period 2023-12-31
Moody National REIT II, Inc.
filed 2024-05-10
CIK 1615222

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Moody National REIT II, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 11, 2024 (the “Original Filing”).

This Amendment No. 1 is being filed solely to include the conformed signature of Frazier & Deeter, LLC (“/s/ Frazier & Deeter, LLC”), the Company’s independent auditors, inadvertently omitted from the “Report of Independent Registered Public Accounting Firm” included in the Original Filing.

No other changes are made to the Original Filing by this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

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

We have served as the Company’s auditor since 2014.

/s/ Frazier & Deeter, LLC

Nashville, Tennessee

April 10, 2024

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1:

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: May 10, 2024	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President