Form 10-Q
period 2024-03-31
Moody National REIT II, Inc.
filed 2024-05-15
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “smaller reporting company”  and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

As of April 8, 2024, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Investment in hotel properties, net	$382,997	$386,297
Cash and cash equivalents	8,523	7,286
Restricted cash	15,703	17,778
Accounts receivable, net of allowance of $35 as of March 31, 2024 and December 31, 2023	1,567	915
Prepaid expenses and other assets	2,993	2,991
Deferred franchise costs, net of accumulated amortization of $541 and $520 at March 31, 2024 and December 31, 2023, respectively	570	591
Total Assets	$412,353	$415,858

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $821 and $839 as of March 31, 2024 and December 31, 2023	$227,700	$229,005
Notes payable to related party	50,000	40,000
Accounts payable and accrued expenses	14,369	14,076
Due to related parties, net	12,735	18,300
Dividends payable	70	70
Total Liabilities	304,874	301,451

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at March 31, 2024 and December 31, 2023	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(200,018)	(193,247)
Total stockholders’ equity	105,759	112,530
Noncontrolling interests in Operating Partnership	1,719	1,876
Total Equity	107,478	114,406
Total Liabilities and Equity	$412,353	$415,858

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue
Room revenue	$16,883	$17,233
Other hotel revenue	1,279	1,203
Total hotel revenue	18,162	18,436

Expenses
Hotel operating expenses	12,930	13,373
Property taxes, insurance and other	1,763	1,569
Depreciation and amortization	4,026	3,962
Corporate general and administrative	1,862	1,747
Total expenses	20,581	20,651

Operating loss	(2,419)	(2,215)

Interest expense and amortization of debt issuance costs	4,497	3,791

Loss before income taxes	(6,916)	(6,006)

Income tax expense	12	25

Net loss	(6,928)	(6,031)

Loss attributable to noncontrolling interests in Operating Partnership	157	137

Net loss attributable to common stockholders	$(6,771)	$(5,894)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(.50)	$(0.43)
Weighted average common shares outstanding	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three months ended March 31, 2024 and 2023
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2022	—	$—	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843
Net loss	—	—	—	—	—	(5,894)	—	(137)	(6,031)
Balance at March 31, 2023	—	$—	13,640	$136	$305,641	$(179,166)	316	$2,201	$128,812

Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406
Net loss	—	—	—	—	—	(6,771)	—	(157)	(6,928)
Balance at March 31, 2024	—	$—	13,640	$136	$305,641	$(200,018)	316	$1,719	$107,478

See accompanying notes to consolidated financial atements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(6,928)	$(6,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,026	3,962
Amortization of debt issuance costs	133	157
Changes in operating assets and liabilities
Accounts receivable	(652)	(695)
Prepaid expenses and other assets	(2)	(220)
Accounts payable and accrued expenses	293	395
Due to related parties	4,274	(5,343)
Net cash provided by (used in) operating activities	1,144	(7,775)

Cash flows from investing activities
Improvements and additions to hotel properties	(704)	(987)
Net cash used in investing activities	(704)	(987)

Cash flows from financing activities
Repayment of notes payable	(1,323)	(1,304)
Proceeds of notes payable to related party	160	8,889
Payment of debt issuance costs	(115)	—
Net cash (used in) provided by financing activities	(1,278)	7,585

Net change in cash and cash equivalents and restricted cash	(838)	(1,177)
Cash and cash equivalents and restricted cash at beginning of period	25,064	21,203
Cash and cash equivalents and restricted cash at end of period	$24,226	$20,026

Supplemental Disclosure of Cash Flow Activity
Interest paid	$2,897	$2,728
Supplemental Disclosure of Non-Cash Financing Activity
Due to related parties reclassified to notes payable related parties	$9,840	$—

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

1.       Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2024, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

The Company’s follow-on public offering was terminated (including pursuant to the DRP) effective as of March 25, 2020 due to the impact that the spread of COVID-19, a disease caused by a novel strain of coronavirus, had on the Company’s hotel properties. The Company accepted investors’ subscriptions for and issued an aggregate of 10.2 million shares in the Company’s initial public offering and follow-on offering, excluding shares issued in connection with the Company’s merger with Moody National REIT I, Inc. and including 567,000 shares pursuant to the DRP, resulting in gross offering proceeds of $234.6 million. The Company accepted investors’ subscriptions for and issued 4.1 million shares in the follow-on offering, including 352,000 shares pursuant to the DRP, resulting in gross offering proceeds of $87.2 million for the follow-on offering.

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

As of March 31, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2024.

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

Concentration of Risk

As of March 31, 2024, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At March 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $4.8 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $12.2 million.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2024 and 2023, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with an initial maturity of 90 days or less at the date of purchase.

Restricted Cash

Restricted cash includes reserves for property taxes, as well as reserves for property improvements, replacement of furniture, fixtures, and equipment and debt service, as required by certain management or mortgage and term debt agreements restrictions and provisions.

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$8,523	$6,569
Restricted cash	15,703	13,457
Total cash and cash equivalents and restricted cash	$24,226	$20,026

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $541,000 and $520,000 as of March 31, 2024 and December 31, 2023, respectively.

Expected future amortization of deferred franchise costs as of March 31, 2024 is as follows (in thousands):

Years Ending December 31,
2024	$63
2025	85
2026	84
2027	75
2028	75
Thereafter	188
Total	$570

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $6.8 million and $6.7 million as of March 31, 2024 and December 31, 2023, respectively. Expected future amortization of debt issuance costs as of March 31, 2024 is as follows (in thousands):

Years Ending December 31,
2024	$388
2025	222
2026	102
2027	68
2028	41
Thereafter	—
Total	$821

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of March 31, 2024 and December 31, 2023 held by the Company’s independent directors.

Recently Issued Acounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which requires entities to expand disclosures regarding the reconciliation of income tax rate and the amount of income taxes paid, net of refunds received, disaggregated by federal state and foreign jurisdiction.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraph have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the Company’s consolidated financial statements.

3.       Investment in Hotel Properties

The following table sets forth summary information regarding the Company’s investment in hotel properties as of March 31, 2024 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$15,081
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,732
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,192
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	5,800
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	5,434
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,539
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	11,007
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,414
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,541
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,227
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	37,695
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,754
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,462
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	3,880
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	27,263
Totals				$451,771	2,123	$221,021

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of March 31, 2024.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at March 31, 2024 and December 31, 2023 (all amounts in thousands):

	March 31, 2024	December 31, 2023
Land	$76,936	$76,936
Buildings and improvements	339,104	338,982
Furniture, fixtures and equipment	65,780	65,197
Total cost	481,820	481,115
Accumulated depreciation	(98,823)	(94,818)
Investment in hotel properties, net	$382,997	$386,297

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets,” for purposes of this calculation, is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2024, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2024 and December 31, 2023, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2024	Principal as of December 31, 2023	Interest Rate at March 31, 2024	Maturity Date
Residence Inn Austin	$15,081	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,732	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,192	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,800	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,434	5,456	10.000%	November 29, 2028
Hampton Inn Austin (1)	9,539	9,602	10.426%	January 6, 2024
Residence Inn Grapevine	11,007	11,080	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,414	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,541	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,227	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,695	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,754	9,809	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,462	5,499	4.700%	September 27, 2024
Hampton Inn Houston	3,880	3,915	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,263	27,431	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	228,521	229,844
Less unamortized debt issuance costs	(821)	(839)
Total notes payable, net of unamortized debt issuance costs	$227,700	$229,005

(1)	The current lender for the mortgage loan on the Hampton Inn Austin property, which matured on January 6, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of a new replacement loan with a new lender.

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Each of the Company’s hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by the Company’s ownership interest in the property, except for Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at a floating rate.

Scheduled maturities of the Company’s notes payable as of March 31, 2024 are as follows (all amounts in thousands):

Years ending December 31,
2024	$89,547
2025	77,944
2026	39,595
2027	644
2028	13,646
Thereafter	7,145
Total	$228,521

Loan Maturities

The Company is considering various alternatives to extend or refinance loans maturing in 2024 and thereafter. This will likely include the potential sale of properties. Once identified, the properties will be reclassified to held for sale and adjusted to net realizable value.

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of March 31, 2024 and December 31, 2023.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, was due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.07% as of March 31, 2024. The balance of the Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.07% as of March 31, 2024. The balance of the Second Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.07% as of March 31, 2024. The balance of the Third Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.07% as of March 31, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From January 1, 2024 to March 31, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 14.07% as of March 31, 2024. The balance of the Fifth Related Party Note was $10.0 million as of March 31, 2024.

Interest will be paid on the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note without any prepayment penalty.

The estimated fair value of the Company’s notes payable as of March 31, 2024 and December 31, 2023, was $229 million and $230 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of March 31, 2024, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of March 31, 2024
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at March 31, 2024 and December 31, 2023 was $1.7 million and $1.9 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $157,000 and 137,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of March 31, 2024, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2024, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended March 31, 2024 and 2023.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2024 and 2023.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three months ended March 31, 2024 and 2023.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2024 and 2023, the Company incurred property management fees of $727,000 and $892,000, respectively, and accounting fees for each three month period of $113,000, which are included in hotel operating expense in the accompanying consolidated statements of operations.

The Company may pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2024, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For each of the three month periods ended March 31, 2024 and 2023, the Company incurred asset management fees of $1.2 million payable to the Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company may also pay the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of March 31, 2024, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2024, total operating expenses of the Company were $7.0 million, which included $5.0 million in operating expenses incurred directly by the Company and $2.0 million incurred by the Advisor on behalf of the Company. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended March 31, 2024, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.0 million during the four fiscal quarters ended March 31, 2024. As of March 31, 2024, the Company had $729,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $50.0 million and $40.0 million as of March 31, 2024 and December 31, 2023, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating expense reimbursement	$729	$309
Asset management fee	2,219	4,797
Accounts payable to Property Manager	—	4,986
Accrued interest on related party notes	9,787	8,208
Total due to related parties, net	$12,735	$18,300

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2024, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

During each of the three months ended March 31, 2024 and 2023, no compensation expense was recorded by the Company related to such shares of restricted stock. As of March 31, 2024, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2024, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of March 31, 2024 and December 31, 2023 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2024	2023
Real estate taxes	$3,629	$4,893
Insurance	159	135
Hotel furniture and fixtures	8,554	8,248
Debt service	3,203	4,344
Property improvement plan	158	158
Total restricted cash	$15,703	$17,778

Franchise Agreements

As March 31, 2024, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.6 million for each of the three months ended March 31, 2024 and 2023, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2024, the Company had operating loss and capital loss carry-forwards of $15.9 million and $900,000, respectively.

The Company had deferred tax assets of $2.3 million as of March 31, 2024 and December 31, 2023, net of a valuation allowance of $21.1 million and $20.3 million as of March 31, 2024 and December 31, 2023, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2024, the TRS had a net operating loss carry-forward of $107.6 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three months ended March 31,
	2024	2023
Current expense	$12	$25
Deferred benefit	(840)	(1,012)
Valuation provision for deferred benefit	840	1,012
Total expense	$12	$25

Federal	$(840)	$(1,012)
Valuation provision for federal taxes	840	1,012
State	12	25
Total tax expense	$12	$25

On March 31, 2024, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through May 15, 2024, the date the consolidated financial statements were available for issuance.

Residence Inn Grapevine

The current lender for the mortgage loan on the Residence Inn Grapevine property, which matured on April 6, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of a new replacement loan with a new lender.

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

As of March 31, 2024, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders. As discussed in Note 4, “Debt,” to the consolidated financial statements included in the Quarterly Report, during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, and the merger of Moody National Operating Partnership I, L.P., or Moody I OP, the operating partnership of Moody I, with and into our operating partnership, or the Mergers, were completed. For additional discussion of the Mergers, see the notes to the consolidated financial statements included in this Quarterly Report.

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

Offering Proceeds

Our ability to make investments depends in significant part upon the net proceeds raised from the sale of our securities and our ability to finance the acquisition of our investments. As discussed above, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. Our ability to acquire additional assets, satisfy our debt service obligations and pay other operating expenses will be adversely impacted until such time as we resume raising capital. If we are not able to resume raising capital, we will make fewer investments resulting in relatively less portfolio diversification and sources of income, and the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to resume raising capital, our fixed operating expenses as a percentage of gross income will be relatively higher than if we do not resume raising capital, which could affect our net income and results of operations. We cannot predict if or when we will be able to resume raising capital in a public offering or that we will identify other means of raising significant additional capital.

Results of Operations

We were formed on July 25, 2014. As of both March 31, 2024 and 2023, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Revenues for the year ended December 31, 2023 increased from the year ended December 2022 and nearly equaled the revenue for the year ended December 31, 2019, the last full year prior to the pandemic. We expect a recovery in revenues as travel continues to improve.

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2023

Revenue

Hotel revenue decreased to $18.2 million for the three months ended March 31, 2024 from $18.4 million for the three months ended March 31, 2023.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2024 and 2023 (all amounts in thousands).

	Three months ended March 31,		Increase
	2024	2023	(Decrease)
Residence Inn Austin	$1,080	$1,404	$(324)
Springhill Suites Seattle	1,981	1,392	589
Homewood Suites Woodlands	719	725	(6)
Hyatt Place Germantown	936	939	(3)
Hyatt Place North Charleston	707	558	149
Hampton Inn Austin	914	1,066	(152)
Residence Inn Grapevine	1,677	1,668	9
Marriott Courtyard Lyndhurst	1,064	1,232	(168)
Hilton Garden Inn Austin	924	1,185	(261)
Hampton Inn Great Valley	624	691	(67)
Hilton Garden Inn Austin	2,736	2,923	(187)
Homewood Suites Austin	1,116	1,187	(71)
Townplace Suites Fort Worth	695	727	(32)
Hampton Inn Houston	651	601	50
Residence Inn Houston Medical Center	2,338	2,138	200
	$18,162	$18,436	$(274)

Revenues increased for the Springhill Suites Seattle, Hyatt Place North Charleston, and Residence Inn Houston Medical Center properties and decreased for Residence Inn Austin, Hampton Inn Austin, Marriott Courtyard Lyndhurst, and Hilton Garden Inn Austin Hilton Garden Inn Austin properties for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Hotel Operating Expenses

Hotel operating expenses decreased to $12.9 million for the three months ended March 31, 2024 from $13.4 million for the three months ended March 31, 2023. Such decrease was primarily due to cost saving measures implemented and to the decreased occupancy at certain hotel properties.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.8 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes.

Depreciation and amortization

Depreciation and amortization was $4.0 million for each of the three months ended March 31, 2024 and 2023.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.9 million for the three months ended March 31, 2024 from $1.7 million for the three months ended March 31, 2023. These general and administrative expenses consisted primarily of asset management fees, and directors’ fees.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $4.5 million for the three months ended March 31, 2024 from $3.8 million for the three months ended March 31, 2023. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $12,000 for the three months ended March 31, 2024 compared to $25,000 for the three months ended March 31, 2023. The decrease was due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Our principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders.

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we cannot predict if or when we will be able to resume raising capital pursuant to the sale of our securities. If we are able to resume raising capital pursuant to an offering of our securities, there may be a delay between the sale of our securities and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Since 2020, we have taken measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. We anticipate funding our near-term cash needs with improving operating cash flows generated from our properties.

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

Net Cash Provided By (Used In) Operating Activities

As of both March 31, 2024 and 2023, we owned interests in fifteen hotel properties. Net cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023 was $1.1 million and $(7.8) million, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2024 was primarily due to the fact that amounts due to related parties decreased by $4.3 million for the three months ended March 31 2024 compared to an increase in amounts due to related parties of $5.3 million for the three months ended March 31, 2023.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities decreased to $704,000 compared to net cash used in investing activities of $987,000 for the three months ended March 31, 2023. The decrease was due to a decrease in cash paid for improvements and additions to hotel properties of $704,000 during the three months ended March 31, 2024 compared to $987,000 during the three months ended March 31, 2023.

Net Cash Used In (Provided By) Financing Activities

For the three months ended March 31, 2024, our cash flows from financing activities consisted primarily of proceeds notes payable to related party, net of repayments of notes payable. Net cash (used in) provided by financing activities for the three months ended March 31, 2024 and 2023 was $(1.3) million and $7.6 million, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2024 was primarily due to the fact that we received proceeds from notes payable to related party of $160,000 for the three months ended March 31, 2024 compared to proceeds from notes payable to related party of $8.9 million for the three months ended March 31, 2023.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2024, we had cash, cash equivalents and restricted cash of $24.2 million.

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

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of March 31, 2024, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties mature during 2024.

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

Loan Maturities

We are considering various alternatives to extend or refinance loans maturing in 2024 and thereafter. This will likely include the potential sale of properties. Once identified, the properties will be reclassified to held for sale and adjusted to net realizable value.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 10.07% as of March 31, 2024. The balance of the Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 12.07% as of March 31, 2024. The balance of the Second Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 13.07% as of March 31, 2024. The balance of the Third Related Party Note was $10.0 million as of as of each of March 31, 2024 and December 31, 2023.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 14.07% as of March 31, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of March 31, 2024 and December 31, 2023.

From January 1, 2024, to March 31, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 14.07% as of March 31, 2024. The balance of the Fifth Related Party Note was $10.0 million as of March 31, 2024.

Interest will be paid for the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note without any prepayment penalty.

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of March 31, 2024 and December 31, 2023.

Aggregate Indebtedness

As of March 31, 2024, our outstanding indebtedness totaled $278.5 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration in the aggregate principal amount of $228.5 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note in the aggregate principal amount of $50.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2024 and December 31, 2023, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2024 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt obligations(1)	$228,521	$89,547	$117,539	$14,290	$7,145
Interest payments on outstanding debt obligations(2)	22,671	7,508	8,791	2,606	3,766
Total	$251,192	$97,055	$126,330	$16,896	$10,911

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2024.

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

As of March 31, 2024, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2024, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2024, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2024, our total operating expenses were $7.0 million, which included $5.0 million in operating expenses incurred directly by us and $2.0 million in operating expenses incurred by our advisor on our behalf. Of that $7.0 million in total operating expenses incurred during four fiscal quarters ended March 31, 2024, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $2.0 million in operating expenses during four fiscal quarters ended March 31, 2024. As of March 31, 2024, we had $729,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2024.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amounts of our hotel properties may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. There were no such impairment losses for the three months ended March 31, 2024 and 2023.

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

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraph have been excluded because they are either not relevant to us, or not expected to have, or did not have, a material effect on our consolidated financial statements.

Inflation

As of March 31, 2024, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of March 31, 2024, we were not experiencing any material impact from inflation.

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

Distributions

On March 24, 2020, our board unanimously approved the indefinite suspension of the payment of distributions to our stockholders, effective immediately, and the operations of the DRP, effective as of April 6, 2020. Our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2024 and 2023 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Three months ended March 31,
	2024	2023
Net Loss	$(6,928)	$(6,031)
Adjustments:
Depreciation and amortization of real estate	4,026	3,962
Funds from Operations	(2,902)	(2,069)
Adjustments:
Amortization of debt issuance costs	133	157
Modified Funds from Operations	$(2,769)	$(1,912)

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through May 15, 2024, the date the consolidated financial statements were available for issuance.

Residence Inn Grapevine

The current lender for the mortgage loan on the Residence Inn Grapevine property, which matured on April 6, 2024, has agreed to temporarily forbear on any of its remedies while we finalize the terms of a new replacement loan with a new lender.

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

As of March 31, 2024, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hampton Inn Houston note and the Hyatt Place North Charleston note, which accrues interest at a floating rate, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2024 and December 31, 2023, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2024	Principal as of December 31, 2023	Interest Rate at March 31, 2024	Maturity Date
Residence Inn Austin	$15,081	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,732	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,192	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,800	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,434	5,456	10.000%	November 29, 2028
Hampton Inn Austin (1)	9,539	9,602	10.426%	January 6, 2024
Residence Inn Grapevine	11,007	11,080	5.250%	April 6, 2024
Marriott Courtyard Lyndhurst	17,414	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,541	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,227	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,695	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,754	9,809	4.650%	August 11, 2025
Townplace Suites Fort Worth	5,462	5,499	4.700%	September 27, 2024
Hampton Inn Houston	3,880	3,915	10.500%	April 28, 2028
Residence Inn Houston Medical Center	27,263	27,431	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	228,521	229,844
Less unamortized debt issuance costs	(821)	(839)
Total notes payable, net of unamortized debt issuance costs	$227,700	$229,005

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

Each of our hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at a floating rate.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-5(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that as of March 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 11, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the quarter ended March 31, 2024.

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

During the three months ended March 31, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: May 15, 2024	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)