Form 10-Q
period 2024-09-30
Moody National REIT II, Inc.
filed 2024-11-14
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Investment in hotel properties, net	$335,650	$386,297
Cash and cash equivalents	11,491	7,286
Restricted cash	19,249	17,778
Accounts receivable, net of allowance of $35 as of September 30, 2024 and December 31, 2023	1,134	915
Prepaid expenses and other assets	2,997	2,991
Deferred franchise costs, net of accumulated amortization of $583 and $520 at September 30, 2024 and December 31, 2023, respectively	528	591
Total Assets	$371,049	$415,858

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $530 and $839 as of September 30, 2024 and December 31, 2023, respectively	$225,464	$229,005
Notes payable to related party	50,000	40,000
Accounts payable and accrued expenses	15,872	14,076
Due to related parties, net	22,033	18,300
Dividends payable	70	70
Total Liabilities	313,439	301,451

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at September 30, 2024 and December 31, 2023	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(248,758)	(193,247)
Total stockholders’ equity	57,019	112,530
Noncontrolling interests in Operating Partnership	590	1,876
Total Equity	57,609	114,406
Total Liabilities and Equity	$371,049	$415,858

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Room revenue	$19,421	$20,459	$57,666	$58,856
Other hotel revenue	1,240	1,481	3,923	4,009
Total hotel revenue	20,661	21,940	61,589	62,865

Expenses
Hotel operating expenses	14,540	14,236	41,653	42,280
Property taxes, insurance and other	1,822	1,607	5,359	4,850
Depreciation and amortization	3,986	3,994	12,044	11,932
Corporate general and administrative	1,594	1,656	5,210	5,115
Loss on impairment of hotel properties	18,000	—	39,833	—
Total expenses	39,942	21,493	104,099	64,177

Operating (loss) income	(19,281)	447	(42,510)	(1,312)

Interest expense and amortization of debt issuance costs	4,776	4,289	14,161	12,362

Loss before income taxes	(24,057)	(3,842)	(56,671)	(13,674)

Income tax expense	30	24	126	130

Net loss	(24,087)	(3,866)	(56,797)	(13,804)

Loss attributable to noncontrolling interests in Operating Partnership	545	87	1,286	312

Net loss attributable to common stockholders	$(23,542)	$(3,779)	$(55,511)	$(13,492)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(1.73)	$(0.28)	$(4.07)	$(0.99)
Weighted average common shares outstanding	13,640	13,640	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three and nine months ended September 30, 2024 and 2023
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at June 30, 2023	—	$—	13,640	$136	$305,641	$(182,985)	316	$2,113	$124,905
Net loss	—	—	—	—	—	(3,779)	—	(87)	(3,866)
Balance at September 30, 2023	—	$—	13,640	$136	$305,641	$(186,764)	316	$2,026	$121,039

Balance at June 30, 2024	—	$—	13,640	$136	$305,641	$(225,216)	316	$1,135	$81,696
Net loss	—	—	—	—	—	(23,542)	—	(545)	(24,087)
Balance at September 30, 2024	—	$—	13,640	$136	$305,641	$(248,758)	316	$590	$57,609

Balance at December 31, 2022	—	$—	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843
Net loss	—	—	—	—	—	(13,492)	—	(312)	(13,804)
Balance at September 30, 2023	—	$—	13,640	$136	$305,641	$(186,764)	316	$2,026	$121,039

Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406
Net loss	—	—	—	—	—	(55,511)	—	(1,286)	(56,797)
Balance at September 30, 2024	—	$—	13,640	$136	$305,641	$(248,758)	316	$590	$57,609

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(56,797)	$(13,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,044	11,932
Amortization of debt issuance costs	424	474
Loss on impairment of hotel properties	39,833	—
Changes in operating assets and liabilities
Accounts receivable	(219)	(860)
Prepaid expenses and other assets	(6)	(113)
Accounts payable and accrued expenses	1,796	1,037
Due to related parties	3,733	1,941
Net cash provided by operating activities	808	607

Cash flows from investing activities
Improvements and additions to hotel properties	(1,167)	(2,180)
Net cash used in investing activities	(1,167)	(2,180)

Cash flows from financing activities
Proceeds of note payable	—	5,900
Repayment of notes payable	(3,850)	(10,107)
Proceeds of notes payable to related party	10,000	9,889
Payment of debt issuance costs	(115)	(145)
Net cash provided by financing activities	6,035	5,537

Net change in cash and cash equivalents and restricted cash	5,676	3,964
Cash and cash equivalents and restricted cash at beginning of period	25,064	21,203
Cash and cash equivalents and restricted cash at end of period	$30,740	$25,167

Supplemental Disclosure of Cash Flow Activity
Interest paid	$8,280	$8,546

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2024, the Company owned interests in fifteen hotel properties located in six states comprising a total of 2,123 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties.”

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

As of September 30, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2024.

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

Concentration of Risk

As of September 30, 2024, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At September 30, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $7.5 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $15.6 million.

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

Impairments

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $18.0 million and $0 for the three months ended September 30, 2024 and 2023, respectively, and $39.8 million and $0 for the nine months ended September 30, 2024 and 2023, respectively.

In evaluating a hotel property for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during the Company’s ownership and the projected sales price of the property. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel property which could then result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements. The Company has recorded an impairment based on management’s best estimate of fair value at September 30, 2024.  This is a significant estimate that could materially change within one year. For loss on impairment of the Company’s hotel properties, see Note 3, “Investment in Hotel Properties.”

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$11,491	$9,620
Restricted cash	19,249	15,547
Total cash and cash equivalents and restricted cash	$30,740	$25,167

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $583,000 and $520,000 as of September 30, 2024 and December 31, 2023, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2024 is as follows (in thousands):

Years Ending December 31,
2024	$21
2025	85
2026	84
2027	75
2028	75
Thereafter	188
Total	$528

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Accumulated amortization of debt issuance costs was $7.1 million and $6.7 million as of September 30, 2024 and December 31, 2023, respectively. Expected future amortization of debt issuance costs as of September 30, 2024 is as follows (in thousands):

Years Ending December 31,
2024	$97
2025	222
2026	102
2027	68
2028	41
Thereafter	—
Total	$530

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of September 30, 2024 and December 31, 2023 held by the Company’s independent directors.

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

The following table sets forth summary information regarding the Company’s investment in hotel properties as of September 30, 2024 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin	October 15, 2015	Austin, Texas	100%	$27,500	112	$14,924
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,291
Homewood Suites Woodlands	September 27, 2017(5)	The Woodlands, Texas	100%	17,356	91	8,098
Hyatt Place Germantown	September 27, 2017(5)	Germantown, Tennessee	100%	16,074	127	5,732
Hyatt Place North Charleston	September 27, 2017(5)	North Charleston, South Carolina	100%	13,806	113	5,387
Hampton Inn Austin	September 27, 2017(5)	Austin, Texas	100%	19,328	123	9,414
Residence Inn Grapevine	September 27, 2017(5)	Grapevine, Texas	100%	25,245	133	10,983
Marriott Courtyard Lyndhurst	September 27, 2017(5)	Lyndhurst, New Jersey	(3)	39,547	227	17,179
Hilton Garden Inn Austin	September 27, 2017(5)	Austin, Texas	100%	29,288	138	16,343
Hampton Inn Great Valley	September 27, 2017(5)	Frazer, Pennsylvania	100%	15,285	125	7,145
Embassy Suites Nashville	September 27, 2017(5)	Nashville, Tennessee	100%	82,207	208	37,239
Homewood Suites Austin	September 27, 2017(5)	Austin, Texas	100%	18,835	96	9,644
Townplace Suites Fort Worth	September 27, 2017(5)	Fort Worth, Texas	(4)	11,242	95	5,387
Hampton Inn Houston	September 27, 2017(5)	Houston, Texas	100%	9,958	119	3,808
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	26,920
Totals				$451,771	2,123	$218,494

(1)	Excludes closing costs and includes gain on acquisition.

(2)	As of September 30, 2024.

(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(4)	The Townplace Suites Fort Worth is owned by MN Fort Worth Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”

(5)	Property acquired on September 27, 2017, as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

Investment in hotel properties consisted of the following at September 30, 2024 and December 31, 2023 (all amounts in thousands):

	September 30, 2024	December 31, 2023
Land	$70,536	$76,936
Buildings and improvements	311,204	338,982
Furniture, fixtures and equipment	60,709	65,197
Total cost	442,449	481,115
Accumulated depreciation	(106,799)	(94,818)
Investment in hotel properties, net	$335,650	$386,297

Based on unobservable inputs in which there is little or no market data, the Company developed its own assumptions in determining the fair value of and an aggregate loss on impairment of $39.8 million for the Residence Inn Austin, Embassy Suites Nashville, Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth and Residence Inn Houston Medical Center. Such loss on impairment was allocated pro-rata among land, buildings and improvements and furniture, fixtures and equipment.

Townplace Suites Fort Worth

On July 31, 2024, the Company entered into a purchase and sale agreement for the sale of the Townplace Suites Fort Worth property (the “Sale Agreement”). Pursuant to the Sale Agreement, the Company agreed to sell the Townplace Suites Fort Worth property to an unaffiliated purchaser for an aggregate purchase price, subject to offsets and credits as set forth in the Sale Agreement, of $9,100,000. The sale of the Townplace Suites Fort Worth property pursuant to the Sale Agreement is subject to the satisfaction or waiver, as applicable, of customary closing conditions. There is no guarantee that sale of the Townplace Suites Fort Worth property will be consummated on the terms described herein, or at all.

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets,” for purposes of this calculation, is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2024, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2024 and December 31, 2023, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2024	Principal as of December 31, 2023	Interest Rate at September 30, 2024	Maturity Date
Residence Inn Austin	$14,924	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,291	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,098	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,732	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,387	5,456	9.500%	November 29, 2028
Hampton Inn Austin (1)	9,414	9,602	10.426%	January 6, 2024
Residence Inn Grapevine (1)	10,983	11,080	10.250%	April 6, 2024
Marriott Courtyard Lyndhurst (1)	17,179	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,343	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,145	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,239	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,644	9,809	4.650%	August 11, 2025
Townplace Suites Fort Worth (1)	5,387	5,499	4.700%	September 27, 2024
Hampton Inn Houston	3,808	3,915	10.000%	April 28, 2028
Residence Inn Houston Medical Center	26,920	27,431	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	225,994	229,844
Less unamortized debt issuance costs	(530)	(839)
Total notes payable, net of unamortized debt issuance costs	$225,464	$229,005

(1)	The current lenders for the mortgage loans on the Hampton Inn Austin property, which matured on January 6, 2024, the Residence Inn Grapevine property, which matured on April 6, 2024, and the Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties, each which matured September 27, 2024, have agreed to temporarily forbear on any of their remedies while the Company finalizes the terms of new replacement loans with new lenders.

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Each of the Company’s hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by the Company’s ownership interest in the property, except for Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at floating rates.

Scheduled maturities of the Company’s notes payable as of September 30, 2024 are as follows (all amounts in thousands):

Years ending December 31,
2024	$87,026
2025	77,945
2026	39,595
2027	644
2028	13,640
Thereafter	7,144
Total	$225,994

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of September 30, 2024 and December 31, 2023.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, was due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.92% as of September 30, 2024. The balance of the Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to June 30, 2025. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.92% as of September 30, 2024. The balance of the Second Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.92% as of September 30, 2024. The balance of the Third Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.92% as of September 30, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From January 1, 2024 to June 30, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 13.92% as of September 30, 2024. The balance of the Fifth Related Party Note was $10.0 million as of September 30, 2024.

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

The estimated fair value of the Company’s notes payable as of September 30, 2024 and December 31, 2023, was $226 million and $230 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2024, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of September 30, 2024
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest in Operating Partnership

Noncontrolling interest in the OP at September 30, 2024 and December 31, 2023 was $590,000 and $1.9 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $545,000 and $87,000 for the three months ended September 30, 2024 and 2023, respectively, and was $1.3 million and $312,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2024, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2024, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three and nine months ended September 30, 2024 and 2023.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2024 and 2023.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur any financing coordination fees payable to the Advisor during the three and nine months ended September 30, 2024 and 2023.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended September 30, 2024 and 2023, the Company incurred property management fees of $826,000 and $877,000, respectively, and accounting fees for each three month period of $113,000. For the nine months ended September 30, 2024 and 2023, the Company incurred property management fees of $2.5 million and $2.7 million, respectively, and accounting fees of each nine month period of $337,000, which are included in hotel operating expense in the accompanying consolidated statements of operations.

The Company may pay an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2024, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended September 30, 2024 and 2023, the Company incurred asset management fees for each three month period of $1.2 million payable to the Advisor, and for the nine months ended September 30, 2024 and 2023, the Company incurred asset management fees for each nine month period of $3.6 million payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company may also pay the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of September 30, 2024, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2024, total operating expenses of the Company were $7.0 million, which included $5.0 million in operating expenses incurred directly by the Company and $2.0 million incurred by the Advisor on behalf of the Company. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2024, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.0 million during the four fiscal quarters ended September 30, 2024. As of September 30, 2024, the Company had $547,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $50.0 million and $40.0 million as of September 30, 2024 and December 31, 2023, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating expense reimbursement	$547	$309
Asset management fee	3,613	4,797
Accounts payable to Property Manager	4,914	4,986
Accrued interest on related party notes	12,959	8,208
Total due to related parties, net	$22,033	$18,300

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2024, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

For the three months ended September 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023, no compensation expense was recorded by the Company related to such shares of restricted stock. As of September 30, 2024, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2024, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of September 30, 2024 and December 31, 2023 are as follows (all amounts in in thousands):

	September 30,	December 31,
	2024	2023
Real estate taxes	$5,173	$4,893
Insurance	34	135
Hotel furniture and fixtures	9,555	8,248
Debt service	4,329	4,344
Property improvement plan	158	158
Total restricted cash	$19,249	$17,778

Franchise Agreements

As September 30, 2024, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.8 million and $1.9 million for each of the three months ended September 30, 2024 and 2023, respectively, and $5.4 million and $5.5 million for each of the nine months ended September 30, 2024 and 2023, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of September 30, 2024, the Company had operating loss and capital loss carry-forwards of $20.4 million and $899,000, respectively.

The Company had deferred tax assets of $2.3 million as of September 30, 2024 and December 31, 2023, net of a valuation allowance of $22.3 million and $20.3 million as of September 30, 2024 and December 31, 2023, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2024, the TRS had a net operating loss carry-forward of $107.6 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

The income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Current expense	$30	$24	$126	$130
Deferred benefit	(756)	(560)	(2,007)	(2,107)
Valuation provision for deferred benefit	756	560	2,007	2,107
Total expense	$30	$24	$126	$130

Federal	$(756)	$(560)	$(2,007)	$(2,107)
Valuation provision for federal taxes	756	560	2,007	2,107
State	30	24	126	130
Total tax expense	$30	$24	$126	$130

On September 30, 2024, the Company had net deferred tax assets of $2.3 million primarily due to past years’ federal and state tax operating losses of the TRS. These loss carryforwards will generally expire in 2033 through 2038 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2024, the date the consolidated financial statements were available for issuance.

Residence Inn Houston Medical Center

The current lender for the mortgage loans on the Residence Inn Houston Medical Center property, which matured on October 1, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of a new replacement loan.

Hampton Inn Austin

The mortgage loan on the Hampton Inn Austin property was refinanced on November 6, 2024 on terms acceptable to the Company.

Marriott Courtyard Lyndhurst

On November 7, 2024, the Company entered into an agreement to sell the Marriott Courtyard Lyndhurst to an unaffiliated purchaser for $21.3 million, excluding closing costs. The closing of the sale is scheduled for early 2025, however the sale is subject to the satisfaction or waiver, as applicable, of customary closing conditions and there is no guarantee that the sale of the Marriott Courtyard Lyndhurst will be consummated on the terms described herein, or at all.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	our ability to obtain financing or refinancing on acceptable terms, satisfy our existing debt service obligations and negotiate extensions or other modifications to the terms of our existing financing arrangements to the extent necessary;

●	foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties;

●	whether we will be able to resume raising capital pursuant to public or private offerings of our securities;

●	our ability to effectively dispose of properties upon acceptable terms;

●	our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

●	risks inherent in the real estate business, including the lack of liquidity for real estate and real estate-related assets on terms that are favorable to us;

●	our ability to compete in the hotel industry;

●	adverse developments affecting our sponsor and its affiliates;

●	the availability of cash flow from operating activities for distributions;

●	changes in economic conditions generally and the real estate and debt markets specifically;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;

●	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts;

●	the availability of capital;

●	our ability to continue to qualify as a real estate investment trust; and

●	changes in interest rates.

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

As of September 30, 2024, our portfolio consisted of ownership interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Results of Operations

We were formed on July 25, 2014. As of both September 30, 2024 and 2023, we legally owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. On July 31, 2024 we entered into an agreement to sell the Townplace Suites Fort Worth property.

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

Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023

Revenue

Hotel revenue decreased to $20.7 million for the three months ended September 30, 2024 from $21.9 million for the three months ended September 30, 2023.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended September 30, 2024 and 2023 (all amounts in thousands).

	Three months ended September 30,		Increase
	2024	2023	(Decrease)
Residence Inn Austin	$1,042	$1,116	$(74)
Springhill Suites Seattle	4,113	3,907	206
Homewood Suites Woodlands	803	710	93
Hyatt Place Germantown	1,140	1,138	2
Hyatt Place North Charleston	821	817	4
Hampton Inn Austin	682	948	(266)
Residence Inn Grapevine	1,650	1,594	56
Marriott Courtyard Lyndhurst	1,060	2,085	(1,025)
Hilton Garden Inn Austin	772	1,035	(263)
Hampton Inn Great Valley	944	966	(22)
Embassy Suites Nashville	3,069	3,653	(584)
Homewood Suites Austin	901	1,055	(154)
Townplace Suites Fort Worth	657	663	(6)
Hampton Inn Houston	822	457	365
Residence Inn Houston Medical Center	2,185	1,796	389
Total	$20,661	$21,940	$(1,279)

Hotel Operating Expenses

Hotel operating expenses increased to $14.5 million for the three months ended September 30, 2024 from $14.2 million for the three months ended September 30, 2023. Such increase was primarily due to increases in prices for goods and services at certain hotel properties.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $1.8 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes.

Depreciation and amortization

Depreciation and amortization was $4.0 million for each of the three months ended September 30, 2024 and 2023.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1.6 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023. These general and administrative expenses consisted primarily of asset management fees, professional fees and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $18.0 million and $0 for the three months ended September 30, 2024 and 2023, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount of the Residence Inn Austin and Embassy Suites Nashville to estimated fair value.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $4.8 million for the three months ended September 30, 2024 from $4.3 million for the three months ended September 30, 2023. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $30,000 for the three months ended September 30, 2024 compared to $24,000 for the three months ended September 30, 2023. The increase was due to an increase in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023

Revenue

Hotel revenue was $61.6 million and $62.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the nine months ended September 30, 2024 and 2023 (all amounts in thousands):

	Nine months ended September 30,		Increase
	2024	2023	(Decrease)
Residence Inn Austin	$3,419	$3,806	$(387)
Springhill Suites Seattle	9,419	8,244	1,175
Homewood Suites Woodlands	2,407	2,202	205
Hyatt Place Germantown	3,336	3,216	120
Hyatt Place North Charleston	2,478	2,132	346
Hampton Inn Austin	2,647	3,016	(369)
Residence Inn Grapevine	5,170	4,994	176
Marriott Courtyard Lyndhurst	3,330	5,347	(2,017)
Hilton Garden Inn Austin	2,805	3,438	(633)
Hampton Inn Great Valley	2,638	2,745	(107)
Embassy Suites Nashville	9,933	10,548	(615)
Homewood Suites Austin	3,168	3,445	(277)
Townplace Suites Fort Worth	2,079	2,146	(67)
Hampton Inn Houston	2,243	1,656	587
Residence Inn Houston Medical Center	6,517	5,930	587
Total	$61,589	$62,865	$(1,276)

Hotel Operating Expenses

Hotel operating expenses decreased to $41.7 million for the nine months ended September 30, 2024 from $42.3 million for the nine months ended September 30, 2023. Such decrease was primarily due to legislative change in state franchise tax calculations offset by increases in prices for goods and services and to the decreased occupancy at certain hotel properties.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses increased to $5.4 million for the nine months ended September 30, 2024 from $4.9 million for the nine months ended September 30, 2023. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization increased to $12.0 million for the nine months ended September 30, 2024 from $11.9 million for the nine months ended September 30, 2023.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $5.2 million for the nine months ended September 30, 2024 from $5.1 million for the nine months ended September 30, 2023. These general and administrative expenses consisted primarily of asset management fees, professional fees and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $39.8 million and $0 for the nine months ended September 30, 2024 and 2023, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount of the Residence Inn Austin, Embassy Suites Nashville, Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth and Residence Inn Houston Medical Center to estimated fair value.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $14.2 million for the nine months ended September 30, 2024 from $12.4 million for the nine months ended September 30, 2023. The increase in interest expense and amortization of debt issuance costs was primarily due to an increase in the balance of notes payable to related party and an increase in interest rates for matured loans and loan renewals, extensions and refinancings. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax Expense

Our income tax expense was $126,000 for the nine months ended September 30, 2024 compared to $130,000 for the nine months ended September 30, 2023. The decrease was due to a decrease in state taxable income of our TRS for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the disposition of assets, the sale of our equity or debt securities or short-term borrowing, all of which may be more costly to us in the current economic environment. We have placed six of our fifteen hotel properties on the market for sale: (1) the Residence Inn Austin. (2) the Residence Inn Grapevine, (3) the Marriott Courtyard Lyndhurst, (4) the Embassy Suites Nashville, (5) the Townplace Suites Fort Worth, and (6) the Residence Inn Houston Medical Center. Such properties may be sold individually or as one or more multi-property portfolios. On July 31, 2024, we entered into an agreement to sell the Townplace Suites Fort Worth property but had not entered into any other legally binding agreements for the sale of any such properties as of September 30, 2024. There can be no guarantee that we will dispose of all or any portion of such properties or when any such sales will occur. A number of the properties on the market, including the Townplace Suites Fort Worth property, are subject to mortgage loans which will mature and become due and payable in full during the remainder of 2024 (or which, in one case, have already matured). We may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of such properties prior to the maturity date of the loans secured by such properties, successfully refinance such loans or negotiate maturity date extensions or other accommodations for such loans, the lenders may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

Net Cash Provided By Operating Activities

As of both September 30, 2024 and 2023, we owned interests in fifteen hotel properties. Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $808,000 and $607,000, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2024 was primarily due to increases in accounts payable and accrued expenses and due to related parties of $1.8 million and $3.7 million, respectively, compared to increases of $1.0 million and $1.9 million, in those respective accounts for the nine months ended September 30, 2023.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities decreased to $1.2 million compared to net cash used in investing activities of $2.2 million for the nine months ended September 30, 2023. The decrease was due to a decrease in cash used for improvements and additions to hotel properties of $1.2 million for the nine months ended September 30, 2024 compared cash used for improvements and additions to hotel properties of $2.2 million for the nine months ended September 30, 2023.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2024, our cash flows from financing activities consisted primarily of proceeds notes payable to related party, net of repayments of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $6.0 million and $5.5 million, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to the fact net note retirements decreased to $3.9 million for the nine months ended September 30, 2024 from $4.2 million for the nine months ended September 30, 2023 and proceeds of notes payable to related parties increased to $10.0 million for the nine months ended September 30, 2024 from $9.9 million for the nine months ended September 30, 2023.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $30.7 million.

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

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of September 30, 2024, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties mature during 2024.

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

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.92% as of September 30, 2024. The balance of the Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon were due and payable in full on June 30, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to June 30, 2025.  Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.92% as of September 30, 2024. The balance of the Second Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we may extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.92% as of September 30, 2024. The balance of the Third Related Party Note was $10.0 million as of as of each of September 30, 2024 and December 31, 2023.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.92% as of September 30, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of September 30, 2024 and December 31, 2023.

From January 1, 2024, to June 30, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we may extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 13.92% as of September 30, 2024. The balance of the Fifth Related Party Note was $10.0 million as of September 30, 2024.

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

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of September 30, 2024 and December 31, 2023.

Aggregate Indebtedness

As of September 30, 2024, our outstanding indebtedness totaled $276 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration in the aggregate principal amount of $226 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note in the aggregate principal amount of $50 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2024 and December 31, 2023, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2024 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt obligations(1)	$225,994	$87,026	$117,540	$14,284	$7,144
Interest payments on outstanding debt obligations(2)	18,091	2,931	8,790	2,605	3,765
Total	$244,085	$89,957	$126,330	$16,889	$10,909

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2024.

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

As of September 30, 2024, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2024, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2024, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2024, our total operating expenses were $7.0 million, which included $5.0 million in operating expenses incurred directly by us and $2.0 million in operating expenses incurred by our advisor on our behalf. Of that $7.0 million in total operating expenses incurred during four fiscal quarters ended September 30, 2024, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $2.0 million in operating expenses during four fiscal quarters ended September 30, 2024. As of September 30, 2024, we had $547,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of September 30, 2024.

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

Impairment

We monitor events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $18.0 million and $0 for the three months ended September 30, 2024 and 2023, respectively, and $39.8 million and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

Inflation

As of September 30, 2024, our investments consisted of ownership interests in fifteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of September 30, 2024, we were not experiencing any material impact from inflation.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2024 and 2023 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(24,087)	$(3,866)	$(56,797)	$(13,804)
Adjustments:
Depreciation and amortization of real estate	3,986	3,994	12,044	11,932
Loss on impairment of hotel properties	18,000	—	39,833	—
Funds from Operations	(2,101)	128	(4,920)	(1,872)
Adjustments:
Amortization of debt issuance costs	138	158	424	474
Modified Funds from Operations	$(1,963)	$286	$(4,496)	$(1,398)

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2024, the date the consolidated financial statements were available for issuance.

Residence Inn Houston Medical Center

The current lender for the mortgage loans on the Residence Inn Houston Medical Center property, which matured on October 1, 2024, has agreed to temporarily forbear on any of its remedies while we finalize the terms of a new replacement loan.

Hampton Inn Austin

The mortgage loan on the Hampton Inn Austin property was refinanced on November 6, 2024 on terms acceptable to us.

Marriott Courtyard Lyndhurst

On November 7, 2024, we entered into an agreement to sell the Marriott Courtyard Lyndhurst to an unaffiliated purchaser for $21.3 million, excluding closing costs. The closing of the sale is scheduled for early 2025, however the sale is subject to the satisfaction or waiver, as applicable, of customary closing conditions and there is no guarantee that the sale of the Marriott Courtyard Lyndhurst will be consummated on the terms described herein, or at all.

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

As of September 30, 2024, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hampton Inn Houston note and the Hyatt Place North Charleston note, which accrues interest at a floating rate, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2024 and December 31, 2023, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of September 30, 2024	Principal as of December 31, 2023	Interest Rate at September 30, 2024	Maturity Date
Residence Inn Austin	$14,924	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,291	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,098	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,732	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,387	5,456	9.500%	November 29, 2028
Hampton Inn Austin (1)	9,414	9,602	10.426%	January 6, 2024
Residence Inn Grapevine (1)	10,983	11,080	10.250%	April 6, 2024
Marriott Courtyard Lyndhurst(1)	17,179	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin	16,343	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,145	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,239	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,644	9,809	4.650%	August 11, 2025
Townplace Suites Fort Worth (1)	5,387	5,499	4.700%	September 27, 2024
Hampton Inn Houston	3,808	3,915	10.000%	April 28, 2028
Residence Inn Houston Medical Center	26,920	27,431	5.000%	October 1, 2024
U.S. Small Business Administration Economic Injury Disaster Loans	7,500	7,500	3.750%	November 2051
Total notes payable	225,994	229,844
Less unamortized debt issuance costs	(530)	(839)
Total notes payable, net of unamortized debt issuance costs	$225,464	$229,005

(1)        The current lenders for the mortgage loans on the Hampton Inn Austin property, which matured on January 6, 2024, the Residence Inn Grapevine property, which matured on April 6, 2024, and the Marriott Courtyard Lyndhurst and Townplace Suites Fort Worth properties, each which matured September 27, 2024, have agreed to temporarily forbear on any of their remedies while we finalize the terms of new replacement loans with new lenders.

Monthly payments of principal and interest are due and payable until the maturity date, except that monthly installments of principal and interest begin two years from the dates of the U.S. Small Business Administration Economic Injury Disaster Loans.

Each of our hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for Hyatt Place North Charleston and the Hampton Inn Houston mortgage loans which bear interest at floating rates.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-5(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that as of September 30, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the quarter ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

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

MOODY NATIONAL REIT II, INC.

Date: November 14, 2024	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)