Form 10-K
period 2024-12-31
Moody National REIT II, Inc.
filed 2025-03-31
CIK 1615222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to .

Commission file number 000-55778

MOODY NATIONAL REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1436295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9655 Katy Freeway, Suite 600
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(713) 977-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbols(s)	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established market for the registrant’s shares of common stock. There were 13,640,429 shares of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 26, 2025, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

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

RISK FACTOR SUMMARY

You should carefully review Item 1A—“Risk Factors” section of this Annual Report for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. These risks and uncertainties include, but are not limited to, risks related to the following:

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	Our ability to obtain financing or refinancing on acceptable terms, satisfy our existing debt service obligations and negotiate extensions or other modifications to the terms of our existing financing arrangements to the extent necessary.

●	Foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties.

●	There is no assurance that we will be able to successfully achieve our investment objectives.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties.

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We suspended the payment of distributions in March 2020 and have not resumed distribution payments. We cannot guarantee when, if at all, we will resume making distributions. We may fund any such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources.

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on any estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock.

●	NAV per share calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector leaves our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay distributions, and we may be forced to dispose of properties at a time or upon terms that we would not otherwise choose in order to repay the financing secured by such properties.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our investment and operational policies without stockholder consent.

●	We have, and may continue to, invest in the equity securities of other REITs, including publicly-traded REITs. REITs that invest primarily in real estate are subject to the risks of the real estate market and securities market.

●	We have, and may continue to, invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities, including price volatility.

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

●	We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	The fees we pay to our advisor in connection with the acquisition and management of our investments were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

●	We may purchase real estate assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

PART I

ITEM 1.           Business

References herein to “Moody National REIT II” the “Company,” “we,” “us,” or “our,” refer to Moody National REIT II, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

We are a Maryland corporation formed on July 25, 2014, to invest in a portfolio of select-service hospitality properties with premier brands including, but not limited to, Marriott, Hilton and Hyatt. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ended December 31, 2016. We own substantially all of our assets and conduct our operations through Moody National Operating Partnership II, LP, or our operating partnership. We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership were our subsidiary, Moody OP Holdings II, LLC, or Moody Holdings II, and Moody National LPOP II, LLC, or Moody LPOP II, an affiliate of our advisor (as defined below). Moody Holdings II invested $1,000 in our operating partnership in exchange for limited partnership interests in our operating partnership, and Moody LPOP II invested $1,000 in our operating partnership in exchange for special limited partnership interests in our operating partnership.

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

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funded through receipt of an increased acquisition fee (as discussed in Note 6, “Related Party Arrangements-Acquisition Fees,” in the accompanying consolidated financial statements).

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and was responsible for the distribution of our common stock in our public offerings.

As of December 31, 2024, our portfolio consisted of ownership interests in fourteen hotel properties located in six states, comprising a total of 2,028 rooms.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders, such as extending the maturity date or paying default interest. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Annual Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

There can be no guarantee that we will achieve the foregoing objectives. We suspended the payment of distributions in March 2020 and there is no guarantee when we will resume the payment of distributions. We have not acquired any new properties since 2019 and as discussed herein we have recently disposed of several properties. See Item 1A. — “Risk Factors” section of this Annual Report on Form 10-K.

Investment Strategy

The following discussion reflects our historical investment strategy. The significant adverse impact of the COVID-19 pandemic on our financial condition and results of operations, and the hotel sector as a whole, has limited, and may continue to limit, our ability to effectively implement our investment strategy and acquire additional properties. At this time, we cannot predict when, if at all, that we will be able to resume pre-COVID-19 levels of operations.

Our portfolio consists primarily of select-service hotel properties with premier brands, including, but not limited to, Marriott, Hilton and Hyatt, that are located in major metropolitan markets in the East Coast, West Coast and the Sunbelt regions of the United States. Select-service hotel properties target business-oriented travelers by providing clean rooms with basic amenities. In contrast to lower-cost budget motels, select-service hotels provide amenities such as an exercise room, business facilities and breakfast buffets. In contrast to full-service hotels, select-service hotels typically do not have a full-service restaurant, which is relatively costly to operate. To a lesser extent, we may also invest in other hospitality properties located within other markets and regions as well as real estate securities and debt-related investments related to the hospitality sector. Our board of directors, or our board, may adjust our investment focus from time to time based upon market conditions and other factors our board deems relevant.

In identifying any future investments, we rely upon a market optimization investment strategy and acquisition model that analyzes economic fundamentals and demographic trends in major metropolitan markets. By utilizing a targeted, disciplined approach, we believe that we will be able to capitalize on market inefficiencies and identify undervalued investment opportunities with underlying intrinsic value that have the potential to create greater value at disposition. Our investment strategy seeks to identify technical pressures created by demographic, business and industry changes, which we believe lead to supply and demand imbalances within certain sectors of commercial real estate.

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

Investment Portfolio

As of December 31, 2024, our portfolio included interests in fourteen hotel properties located in six states comprising a total of 2,028 rooms. On December 10, 2024, we sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million. During 2025, we have sold three of the properties that we held as of December 31, 2024, as discussed herein.

Hotel Properties

The following table sets forth summary information regarding our investment in hotel properties as of December 31, 2024 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin(5)(7)	October 15, 2015	Austin, Texas	100%	$27,500	112	$14,842
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,062
Homewood Suites Woodlands	September 27, 2017(4)	The Woodlands, Texas	100%	17,356	91	8,049
Hyatt Place Germantown	September 27, 2017(4)	Germantown, Tennessee	100%	16,074	127	5,696
Hyatt Place North Charleston	September 27, 2017(4)	North Charleston, South Carolina	100%	13,806	113	5,354
Hampton Inn Austin	September 27, 2017(4)	Austin, Texas	100%	19,328	123	9,461
Residence Inn Grapevine(6)7)	September 27, 2017(4)	Grapevine, Texas	100%	25,245	133	10,836
Marriott Courtyard Lyndhurst(7)(8)	September 27, 2017(4)	Lyndhurst, New Jersey	(3)	39,547	227	17,058
Hilton Garden Inn Austin	September 27, 2017(4)	Austin, Texas	100%	29,288	138	16,240
Hampton Inn Great Valley	September 27, 2017(4)	Frazer, Pennsylvania	100%	15,285	125	7,102
Embassy Suites Nashville(7)	September 27, 2017(4)	Nashville, Tennessee	100%	82,207	208	37,003
Homewood Suites Austin	September 27, 2017(4)	Austin, Texas	100%	18,835	96	9,587
Hampton Inn Houston	September 27, 2017(4)	Houston, Texas	100%	9,958	119	3,762
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	26,920
Totals				$440,529	2,028	$211,972

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2024.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(4)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).
(5)	Property sold on February 6, 2025, to an unaffiliated third party purchaser for an aggregate sale price of $20,500,000.
(6)	Property sold on February 6, 2025, to an unaffiliated third party purchaser for an aggregate sale price of $22,500,000.
(7)	Classified as real estate assets held for sale as of December 31, 2024.
(8)	Property sold on March 21, 2025, to an unaffiliated third party purchaser for an aggregate sale price of $21,250,000.

Borrowing Policies

We have used, and may in the future use, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and debt-related investments. By operating on a leveraged basis, we would have more funds available for investments, however we do not currently anticipate acquiring additional properties in the near term. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by our board at least quarterly. As of December 31, 2024, our total outstanding indebtedness was $269.4 million. This amount did not exceed 300% of the value of our net assets.

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

As of December 31, 2024, we held interests in 14 hotel properties located in six states, comprising a total of 2,028 rooms. We sold three of such properties during 2025, as discussed elsewhere herein. Other than those assets, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments. Stockholders must rely on our advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. This additional risk may hinder the ability to achieve a stockholder’s personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Our board of directors has historically determined an estimated NAV per share of each class of our common stock as of December 31st of each year. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors does not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange.

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

On March 26, 2024, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2023 of $17.25. Our board of directors expected to determine a new NAV per share for each class of our common stock as of December 31, 2024 in accordance with our historical practice. However, our board of directors has determined that it is not in our best interests to incur the significant expense of determining as estimated NAV per share of our common stock as of December 31, 2024. In making such determination, our board of directors considered, among other factors, our reduced cash flows and the demands of our debt service obligations and other critical operating expenses and the volatility and lack of liquidity in the commercial real estate market which makes accurate property values difficult to discern. As of the date of this Annual Report our board of directors remains unable to determine an updated estimated NAV per share. We cannot provide any assurance as to when we will resume determining an estimated NAV per share, however our board intends to do so when our financial condition and other relevant circumstances permit. For information regarding our estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2024, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 11, 2024.

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

We infrequently calculate our estimated NAV per share and therefore stockholders may not be able to determine the net asset value of their shares on an ongoing basis. Further, we have not determined an estimated NAV per share as of December 31, 2024.

Historically, we have determined an updated estimated NAV per share every year as of or about a date as of the last day of our fiscal year and disclosed that updated estimated NAV per share in our annual report on Form 10-K or a current report on Form 8-K that we file with the SEC.  However, our board of directors has determined that it is not in our best interests to incur the significant expense of determining as estimated NAV per share of our common stock as of December 31, 2024. In making such determination, our board of directors considered, among other factors, our reduced cash flows and the demands of our debt service obligations and other critical operating expenses and the volatility and lack of liquidity in the commercial real estate market which makes accurate property values difficult to discern. We cannot provide any assurance as to when we will resume determining an estimated NAV per share, however our board intends to do so when our financial condition and other circumstances permit. We do not intend to calculate an estimated NAV per share for our shares more frequently than annually. Therefore, a stockholder may not be able to determine the estimated NAV of their shares on an ongoing basis. In addition, the recovery by our advisor of selling commissions, dealer manager fees and stockholder servicing fees through the receipt of the “Contingent Advisor Payment,” as described in Note 6, “Related Party Arrangements,” would negatively impact our estimated NAV per share. Furthermore, because we will include leverage in the calculation of the Contingent Advisor Payment, the use of more leverage could allow our advisor to recoup the payment of such fees more quickly than if we use less leverage. However, such an impact will not be reflected in our estimated NAV per share until we determine a new estimated NAV per share which, as noted above, may only be annually.

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

We have paid distributions from the proceeds of our offerings. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $54.5 million in total distributions we paid during the period from our inception through December 31, 2024, including shares issued pursuant to our DRP, $0, or 0%, were paid from cash provided by operating activities and $54.5 million, or 100%, were paid from offering proceeds. If and to the extent that we resume the payment of distributions, we may continue to fund distributions from the net proceeds from our securities offerings or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or sources other than cash flow from operations which we may use to fund distributions.

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

For the years ended December 31, 2024 and 2023, we had net losses of $99.9 million and $20.4 million, respectively. We incurred a net loss attributable to common stockholders of $97.6 million and $20.0 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficits were $290.9 million and $193.2 million as of December 31, 2024 and 2023, respectively. We may incur net losses in the future and may continue to have an accumulated deficit.

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

We have adopted a long-term incentive plan which we use to attract and retain qualified directors, officers, employees, and consultants. The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in our long-term incentive plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Accordingly, we have adopted an independent directors compensation plan as a sub-part of our long-term incentive plan, pursuant to which each of our independent directors is entitled to receive restricted stock in connection with their service on the board of directors and with other events. As of December 31, 2024, we had issued 65,000 shares of restricted stock to our independent directors pursuant to that plan.

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

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information including non-public personal information related to our stockholders (and their beneficial owners) and material non-public information. Although our sponsor and its service providers may implement various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Our sponsor does not control cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to our sponsor and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our sponsor’s or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and the intellectual property and trade secrets and other sensitive information. Our sponsor or our company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

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

We may experience risk related to the use of artificial intelligence.

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, our sponsor or our advisor, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.

We, our sponsor and our advisor may avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither we, our sponsor, or our advisor can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, our sponsor, or our advisor to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our sponsor more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We or our sponsor could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by us or our advisor, any interruption of access to or use of AI Technologies could impede the ability of us or our sponsor to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us.

Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, our sponsor or our advisor fail to comply.

AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.

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

COVID-19 dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we experienced a significant decline in bookings, occupancy and revenues across our hotel properties. Our hotel properties operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on our results of operations and cash flow from operations. In addition, we reduced certain services and amenities at our hotel properties. Although all of our hotel properties are currently open and operational, we may be required, or elect, to temporarily suspend operations at one or more of our hotel properties in the future depending on the continued or renewed impact of COVID-19 and its related effects. If operations at any of our hotel properties are suspended, we cannot give any assurance as to when operations at such hotel properties will resume at a full or reduced level.

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

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

We have placed certain of our properties on the market for sale due to uncertainty regarding our ability to refinance the mortgage loans secured by such properties. Such properties may be sold individually or as one or more multi-property portfolios. There can be no guarantee that we will dispose of any of such properties or when any such dispositions will occur. Four properties were under contract for sale and classified as held for sale as of December 31, 2024, and the sale of two of those four properties closed subsequent to December 31, 2024. Due to the maturity of the loans secured by such properties, we may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of such properties prior to the maturity date of the loans secured by such properties, successfully refinance such loans or negotiate maturity date extensions or other accommodations for such loans, the lenders may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

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

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has raised interest rates repeatedly in 2022 and 2023, including the following increases, before lowering interest rates in 2024:

Month	Percentage Increase (Decrease)
March 2022	0.25%
May 2022	0.50%
June 2022	0.75%
July 2022	0.75%
September 2022	0.75%
November 2022	0.75%
December 2022	0.50%
February 2023	0.25%
March 2023	0.25%
May 2023	0.25%
July 2023	0.25%
September 2024	(0.50)%
November 2024	(0.25)%
December 2024	(0.25)%

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

To qualify as a REIT, we will be required each year to distribute to our stockholders dividends equal to at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income, including net capital gains, and to a 4% non-deductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

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

As of December 31, 2024, we owned interests in fourteen hotel properties located in six states with a total of 2,028 rooms. During 2025, we have sold three of the properties that we held as of December 31, 2024, as discussed herein. For more information on our hotel properties see Part I, Item 1, “Business—Investment Portfolio.”

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

Stockholder Information

As of March 26, 2025, there were 13,640,429 shares of our common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock, held by a total of approximately 7,200 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.

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

Estimated Net Asset Value per Share

Our board of directors has historically determined an estimated NAV per share of each class of our common stock as of December 31st of each year. On March 26, 2024, our board of directors, including all of our independent directors, determined an estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2023 of $17.25. Our board of directors expected to determine a new NAV per share for each class of our common stock as of December 31, 2024 in accordance with our historical practice. However, our board of directors has determined that it is not in our best interests to incur the significant expense of determining as estimated NAV per share of our common stock as of December 31, 2024. In making such determination, our board of directors considered, among other factors, our reduced cash flows and the demands of our debt service obligations and other critical operating expenses and the volatility and lack of liquidity in the commercial real estate market which makes accurate property values difficult to discern. As of the date of this Annual Report our board of directors remains unable to determine an updated estimated NAV per share. We cannot provide any assurance as to when we will resume determining an estimated NAV per share, however our board intends to do so when our financial condition and other relevant circumstances permit.

For information regarding our estimated NAV per share of our Class A Shares, Class I Shares and Class T Shares as of December 31, 2024, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 11, 2024.

Sales of Unregistered Securities

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the year ended December 31, 2024.

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

Due to its indefinite suspension, during the year ended December 31, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

For the year ended December 31, 2024, we had cash used in operating activities of $2.5 million, and $(11.0) million in funds from operations. For the year ended December 31, 2023, we had cash provided by operating activities of $3.3 million, and $(4.5) million in funds from operations. For the years ended December 31, 2024 and 2023, we did not pay any distributions.

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

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funded through receipt of an increased acquisition fee (as discussed in Note 6, “Related Party Arrangements-Acquisition Fees,” in the accompanying consolidated financial statements).

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and was responsible for the distribution of our common stock in our public offerings.

As of December 31, 2024, our portfolio consisted of ownership interests in fourteen hotel properties located in six states, comprising a total of 2,028 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Annual Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with lenders and accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, during 2021 certain lenders agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forbear the enforcement of default remedies available under the terms of the loan documents. As of the date of the Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders.

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

Results of Operations

We were formed on July 25, 2014. As of December 31, 2024, we legally owned interests in fourteen hotel properties located in six states, comprising a total of 2,028 rooms. As of December 31, 2023, we legally owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. On December 10, 2024, we sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the COVID-19 pandemic in the United States, the revenue and operating results declined below 2019 levels for the years after 2020.

Revenue

Hotel revenue decreased to $80.6 million for the year ended December 31, 2024, from $82.4 million for the year ended December 31, 2023, due to decreases in occupancy at certain hotels which were partially offset by increases in occupancies at certain other hotels primarily resulting from an increase in travel.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the years ended December 31, 2024 and 2023 (all amounts in thousands).

	Years ended December 31,
	2024	2023	Increase
Residence Inn Austin(1)	$4,634	$5,079	$(445)
Springhill Suites Seattle	11,936	10,394	1,542
Homewood Suites Woodlands	3,112	2,900	212
Hyatt Place Germantown	4,305	4,198	107
Hyatt Place North Charleston	3,145	2,741	404
Hampton Inn Austin	3,607	4,091	(484)
Residence Inn Grapevine(2)	6,821	6,522	299
Marriott Courtyard Lyndhurst(3)	4,448	7,417	(2,969)
Hilton Garden Inn Austin	3,858	4,646	(788)
Hampton Inn Great Valley	3,488	3,542	(54)
Embassy Suites Nashville	13,095	13,770	(675)
Homewood Suites Austin	4,208	4,568	(360)
Townplace Suites Fort Worth(4)	2,562	2,750	(188)
Hampton Inn Houston	2,889	2,161	728
Residence Inn Houston Medical Center	8,485	7,589	896
	$80,593	$82,368	$(1,775)

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser.
(2)	Property sold on February 6, 2025 to an unaffiliated purchaser.
(3)	Property sold on March 21, 2025 to an unaffiliated purchaser.
(4)	Property sold on December 10, 2024 to an unaffiliated purchaser.

Revenues decreased for eight hotel properties primarily due to decreases in occupancy and increased for seven hotel properties primarily due to increased hotel occupancies primarily resulting from an increase in travel for the year ended December 31, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $55.8 million for the year ended December 31, 2024 from $56.4 million for the year ended December 31, 2023. Such decrease was due to the sale of Townplace Suites Fort Worth in December 2024, offset by increases in prices for goods and services used in the operation of the hotels for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Property Taxes, Insurance and Other Expenses

Property taxes, insurance and other expenses increased to $7.2 million for the year ended December 31, 2024 from $6.5 million for the year ended December 31, 2023. The increase in property taxes, insurance and other expenses was primarily due to increases in certain state and local property taxes.

Depreciation and Amortization

Depreciation and amortization decreased to $14.9 million for the year ended December 31, 2024 from $15.9 million for the year ended December 31, 2023 due to the ceasing of recording depreciation on hotel properties held for sale.

Corporate General and Administrative Expenses

Corporate general and administrative expenses were $7.1 million and $6.9 million for each of the years ended December 31, 2024 and 2023, respectively. These general and administrative expenses consisted primarily of asset management fees, professional fees, and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $73.9 million and $0 for the years ended December 31, 2024 and 2023, respectively. We recognized loss on impairment of hotel properties for the year ended December 31, 2024 to adjust the carrying amount of the Residence Inn Austin, Embassy Suites Nashville, Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth, Residence Inn Houston Medical Center, Hilton Garden Inn Austin, Springhill Suites Seattle and Homewood Suites Woodlands to estimated fair value.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $19.1 million for the year ended December 31, 2024 from $16.9 million for the year ended December 31, 2023. The increase in interest expense and amortization of debt issuance costs was primarily due to higher interest rates for new and floating rate loans and interest on notes payable to related party. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Loss on Sale of Hotel Property

Loss on sale of hotel property was $70,000 and $0 for the years ended December 31, 2024 and 2023. Townplace Suites Fort Worth was sold on December 10, 2024 for $9.1 million.

Income Tax Expense

Our income tax expense was $2.4 million for the year ended December 31, 2024 compared to an income tax expense of $161,000 for the year ended December 31, 2023. The increase was primarily due to expensing of deferred income tax assets resulting from net operating loss carryforwards unlikely to be utilized in the future for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Our principal demand for funds is for the payment of operating expenses, principal and interest payments on our outstanding indebtedness, and, to the extent we elect to resume the payment of distributions, the payment of distributions to our stockholders.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the disposition of assets, the sale of our equity or debt securities or short-term borrowing, all of which may be more costly to us in the current economic environment. During 2024, we placed six of our fifteen hotel properties on the market for sale: (1) the Residence Inn Austin, (2) the Residence Inn Grapevine, (3) the Marriott Courtyard Lyndhurst, (4) the Embassy Suites Nashville, (5) the Townplace Suites Fort Worth, and (6) the Residence Inn Houston Medical Center.

On November 7, 2024, we entered into a purchase and sale agreement to sell the Marriott Courtyard Lyndhurst to an unaffiliated purchaser for an aggregate purchase price of $21.3 million. On November 27, 2024, we entered into a purchase and sale agreement to sell the Embassy Suites Nashville to an unaffiliated purchaser for an aggregate purchase price of $57.5 million. On December 13, 2024, we entered into a purchase and sale agreement to sell the Residence Inn Grapevine to an unaffiliated purchaser for an aggregate purchase price of $22.5 million. On December 13, 2024, we entered into a purchase and sale agreement to sell the Residence Inn Austin to an unaffiliated purchaser for an aggregate purchase price of $20.5 million. On December 10, 2024, we sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million. During 2025, we sold the Residence Inn Grapevine, Residence Inn Austin, and Marriott Courtyard Lyndhurst, as discussed elsewhere herein.

There can be no guarantee that we will dispose of any other properties or when any such sales will occur. Such properties may be sold individually or as one or more multi-property portfolios. A number of our properties are subject to mortgage loans which matured and became due and payable in full during 2024 or which will mature and become due and payable in full during 2025. We may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of a property prior to the maturity date of the loan secured by such property, successfully refinance such loan or negotiate a maturity date extension or other accommodations for such loan, the lender may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

Net Cash (Used in) Provided by Operating Activities

As of December 31, 2024 and 2023, we owned interests in fourteen and fifteen hotel properties, respectively. Net cash used in operating activities was $2.5 million for the year ended December 31, 2024 compared to cash provided by operating activities of $3.3 million for the year ended December 31, 2023. The increase in cash used in operating activities for the year ended December 31, 2024 was due to the fact that due to related parties increased by $4.9 million for the year ended December 31, 2024 compared to an increase in due to related parties of $6.6 million for the year ended December 31, 2023. Also, such increase in cash used operating activities was due to an increase in net loss to $99.9 million for the year ended December 31, 2024 compared to $20.4 million for the year ended December 31, 2023.

Net Cash Provided by (Used in) Investing Activities

For the year December 31, 2024, net cash provided by investing activities was $7.5 million compared to net cash used in investing activities of $(2.7) million for the year December 31, 2023. The increase in cash provided by investing activities for the year ended December 31, 2024 was primarily due to an increase in proceeds from sale of hotel property to $9.1 million for the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023.

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2024, our cash flows from financing activities consisted primarily of proceeds of notes payable to related parties and repayment of notes payable. Net cash (used in) provided by financing activities for the year ended December 31, 2024 and 2023 was $(812,000) and $3.2 million, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2024 was primarily due to the fact that we had repayments of notes payable, net of proceeds, of $10.4 million for the year ended December 31, 2024 compared to repayments of notes payable, net of proceeds, of $6.1 million for the year ended December 31, 2023.

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $29.2 million.

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

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of December 31, 2024, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Annual Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Annual Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions to our stockholders. Several of the mortgage loans secured by our hotel properties matured during 2024 or will mature in 2025.

The U.S. Federal Reserve raised interest rates repeatedly during 2023 while reducing rates in 2024 and may further increase interest rates in 2025. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.27% as of December 31, 2024. The balance of the Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon were due and payable in full on June 30, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to June 30, 2025.  Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.27% as of December 31, 2024. The balance of the Second Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.27% as of December 31, 2024. The balance of the Third Related Party Note was $10.0 million as of as of each of December 31, 2024 and 2023.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we have the right to extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.27% as of December 31, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From January 1, 2024, to June 30, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we have the right to extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 13.27% as of December 31, 2024. The balance of the Fifth Related Party Note was $10.0 million as of December 31, 2024.

Interest will be paid for the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $14.5 million and $8.2 million as of December 31, 2024 and 2023, respectively.

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration loans was $7.5 million as of December 31, 2024 and 2023.

Aggregate Indebtedness

As of December 31, 2024, our outstanding indebtedness totaled $269 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and loans from the U.S. Small Business Administration in the aggregate principal amount of $219 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note in the aggregate principal amount of $50.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2024 and 2023, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Annual Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt obligations(1)	$219,466	$149,311	$40,936	$22,245	$6,974
Interest payments on outstanding debt obligations(2)	20,310	7,908	6,169	2,714	3,519
Total	$239,776	$157,219	$47,105	$24,959	$10,493

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2024.

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

As of December 31, 2024, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2024, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of December 31, 2024, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024, our total operating expenses were $7.1 million, which included $5.1 million in operating expenses incurred directly by us and $2.0 million in operating expenses incurred by our advisor on our behalf. Of the $7.1 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2024, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $2.0 million in operating expenses during the four fiscal quarters ended December 31, 2024. As of December 31, 2024, we had $267,000 due to our advisor for operating expense reimbursement.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2024.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have tax years 2020 through 2024 remaining subject to examination by various federal and state tax jurisdictions.

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

Impairment of Hotel Properties

We monitor events and changes in circumstances indicating that the carrying amounts of a hotel property may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $73.9 million and $0 for the years ended December 31, 2024 and 2023, respectively.

In evaluating a hotel property for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during our ownership and the projected sales price of the property. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of our hotel properties which could then result in different conclusions regarding impairment and material changes to our consolidated financial statements. For further discussion of loss on impairment of our hotel properties, see Note 3, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which requires entities to expand disclosures regarding the reconciliation of income tax rate and the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.

In December 2023, the FASB issued ASU 2023-07 “Segment Reporting” which requires entities to disclose additional and more detailed information about a reportable segment’s expenses.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraphs have been excluded because they are either not relevant to us, or are not expected to have, or did not have, a material effect on our consolidated financial statements.

Inflation

As of December 31, 2024, our investments consisted of ownership interests in fourteen hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of December 31, 2024, we were not experiencing any material impact from inflation.

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

We did not make any distributions for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, we had cash used in operating activities of $2.5 million, and $(11.0) million in funds from operations. For the year ended December 31, 2023, we had cash provided by operating activities of $3.3 million, and $(4.5) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through December 31, 2024, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2024 and 2023 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Year ended December 31,
	2024	2023
Net Loss	$(99,905)	$(20,437)
Adjustments:
Depreciation and amortization of real estate	14,935	15,938
Loss on sale of hotel property	70	—
Loss on impairment of hotel properties	73,863	—
Funds from Operations	(11,037)	(4,499)
Adjustments:
Amortization of debt issuance costs	570	645
Allowance for income taxes	2,303	—
Modified Funds from Operations	$(8,164)	$(3,854)

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements, we evaluated all subsequent events and transactions for potential recognition or disclosure through March 31, 2024, the date the audited consolidated financial statements were available for issuance.

Residence Inn Grapevine

On February 6, 2025, we sold the Residence Inn Grapevine property to an unaffiliated purchaser for $22,500,000.

Residence Inn Austin

On February 6, 2025, we sold the Residence Inn Austin property to an unaffiliated purchaser for $20,500,000.

Marriott Courtyard Lyndhurst

On March 21, 2025, we sold the Marriott Courtyard Lyndhurst property to an unaffiliated purchaser for $21,250,000.

Notes Payable to Related Party

On February 7, 2025, Moody Capital repaid the Fifth Related Party Note in the amount of $10.0 million.

On March 30, 2025, we elected to extend such maturity date of the Related Party Note for one year to March 30, 2026.

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

As of December 31, 2024, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hampton Inn Houston note and the Hyatt Place North Charleston note, which accrue interest at a floating rate, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2024 and 2023, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2024	Principal as of December 31, 2023	Interest Rate at December 31, 2024	Maturity Date
Residence Inn Austin(1)	$14,842	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,062	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,049	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,696	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,354	5,456	9.000%	November 29, 2028
Hampton Inn Austin	9,461	9,602	9.000%	November 6, 2029
Residence Inn Grapevine(2)	10,836	11,080	10.250%	April 6, 2024
Marriott Courtyard Lyndhurst(3)(4)	17,058	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin(3)	16,240	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,102	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,003	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,587	9,809	4.650%	August 11, 2025
Hampton Inn Houston	3,762	3,915	9.500%	April 28, 2028
Residence Inn Houston Medical Center	26,920	27,431	10.000%	April 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	7,494	7,500	3.750%	November 2051
Total notes payable	219,466	229,844

Less unamortized debt issuance costs	(702)	(839)
Total notes payable, net of unamortized debt issuance costs	$218,764	$229,005

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(3)	The current lenders for the mortgage loans on the Marriott Courtyard Lyndhurst property, which matured September 27, 2024, and the Hilton Garden Inn Austin, which matured on December 11, 2024, have agreed to temporarily forbear on any of their remedies while we finalize the terms of new replacement loans with new lenders.

(4)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21,250,000. The proceeds of such sale were used to repay the mortgage loan secured by the property.

Monthly payments of principal and interest are due and payable until the maturity date.

Each of our hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans which bear interest at floating rates.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective due to material weakness in internal control over financial reporting further described below.

Despite the identified material weakness, including our Chief Executive Officer and Chief Financial Officer concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management does not expect that our disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its state goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected.

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was ineffective based on those criteria.

Management noted the following deficiency that management believes to be a material weakness:

-	Lack of sufficient controls around inputs and assumptions used in management’s impairment analysis.

Changes in Internal Control over Financial Reporting

In response to the above identified weakness in our internal control over financial reporting, we plan to improve the control policies and procedures over financial reporting processes. We expect to conclude these remediation initiatives during the year ending December 31, 2025. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

ITEM 9B.	Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

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

Brett C. Moody, age 61, has served as our Chairman of our board of directors, Chief Executive Officer and President since our organization. Mr. Moody also serves as Chief Executive Officer and President of our advisor. Mr. Moody also served as Chairman of the board of directors, Chief Executive Officer and President of Moody I and Chief Executive Officer and President of its advisor from January 2008 to September 2017. Mr. Moody founded Moody Mortgage Corporation in 1996 and has served as its Chairman and Chief Executive Officer since its formation. Mr. Moody, who has over 30 years of commercial real estate experience, has since guided the growth of his company from a mortgage company to a full service real estate firm, which includes affiliates Moody National Mortgage Corporation, Moody National Realty Company, Moody National Management, Moody National Hospitality Management, LLC, Moody National Development Company and their respective subsidiaries, collectively referred to as the Moody National Companies. His primary responsibilities include overseeing real estate acquisitions and management as well as building, coaching and leading the Moody National Companies team of professionals. As Chairman of the Board and Chief Executive Officer of Moody National Mortgage Corporation, Mr. Moody has closed over 200 transactions totaling over $2 billion. Prior to founding Moody National Mortgage Corporation, Mr. Moody was a financial analyst for the Dunkum Mortgage Group, now Live Oak Capital. Mr. Moody also serves on the Board of Directors of Foundation for the Future, the Yellowstone Academy for At Risk Children, and the Palmer Drug Abuse Program. Mr. Moody attended the University of Texas at Austin, but did not receive any degrees.

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

Robert W. Engel, age 70, has served as our Chief Financial Officer and Treasurer since our organization. Mr. Engel also served as Chief Financial Officer and Treasurer of Moody I from January 2008 to September 2017, and as Secretary of Moody I from May 2010 to September 2017. In addition, Mr. Engel also serves as the Chief Financial Officer—Real Estate Development and Management of the Moody National Companies Organization, a position he has held since September 2006. Prior to working at the Moody National Companies Organization, Mr. Engel served as the Divisional Controller, Real Estate Development and Management, of BMS Management, Inc., an owner and manager of commercial and multifamily properties primarily in Houston, Texas from May 2005 to September 2006. From November 1999 to May 2005, Mr. Engel served as Controller and Chief Financial Officer, Real Estate Development and Management for Hartman Management, Inc., advisor to Hartman Commercial Properties REIT, which provides commercial real estate services. Mr. Engel is a CPA and holds memberships in the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants. Mr. Engel is also a CPM, with membership in the Institute of Real Estate Management, and a CCIM as a member of the CCIM Institute. He is a licensed real estate broker in the State of Texas. Mr. Engel holds Series 7, 22, 24, 27, 62 and 63 licenses with FINRA. Mr. Engel received a B.B.A. with highest honors from the University of Texas in Austin, Texas.

William H. Armstrong III, age 60, has served as one of our independent directors since September 2017. Mr. Armstrong also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Armstrong serves as Chairman of the Board, Chief Executive Officer and President of Stratus Properties Inc. (NASDAQ: STRS), a company engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multifamily and single-family residential real estate properties located primarily in the Austin, Texas area. Mr. Armstrong has been employed by Stratus Properties since its inception in 1992, served as Chief Financial Officer and Chief Operating Officer of Stratus Properties from 1996 to 1998, and has served as Chairman of the Board, Chief Executive Officer and President of Stratus Properties since 1998. Prior to joining Stratus Properties, Mr. Armstrong was Vice President of Sonnenblick Goldman, a national real estate investment banking and advisory firm. Mr. Armstrong serves on the Finance Committee of the U.S. Green Building Council, a Washington, D.C.-based non-profit organization, and he has been active in the National Association of Real Estate Investment Trusts, or NAREIT, the Urban Land Institute and the Real Estate Council of Austin. Mr. Armstrong received a B.A. in Economics from the University of Colorado Denver.

Our board of directors, excluding Mr. Armstrong, has determined that Mr. Armstrong’s previous leadership positions, including directorships, with other organizations primarily engaged in investing in commercial real estate have provided Mr. Armstrong with the experience, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Charles L. Horn, age 64, has served as one of our independent directors, and as Chairman of our Audit Committee, since August 2014. Mr. Horn also served as an independent director and as Chairman of the Audit Committee of Moody I from May 2012 to September 2017. From November 2021 to June 2023, Mr. Horn has served as President and Chief Executive Officer of Loyalty Ventures, Inc. (NASDAQ:LYLT), a leading provider of customer loyalty and marketing solutions. From July 2019 to October 2021, Mr. Horn has served as Executive Vice President and Senior Advisor of Alliance Data Systems, Inc. (NYSE: ADS), a leading provider of customer loyalty and marketing solutions, and from December 2009 to June 2019, Mr. Horn served as Executive Vice President and Chief Financial Officer of Alliance Data Systems, Inc. From 1999 to November 2009, Mr. Horn served as Senior Vice President and Chief Financial Officer for Builders Firstsource, Inc. (NASDAQ: BLDR), a leading supplier of structural building materials to homebuilders. From 1994 to 1999, Mr. Horn served as Vice President of Finance and Treasury for the retail operations of Pier 1 Imports, Inc., and, from 1992 to 1994, Mr. Horn served as Executive Vice President and Chief Financial Officer of Conquest Industries. Mr. Horn is a Certified Public Accountant in the State of Texas. Mr. Horn received a B.A. in business administration from Abilene Christian University and an M.B.A. from the University of Texas in Austin, Texas.

Our board of directors, excluding Mr. Horn, has determined that Mr. Horn’s experience as the chief financial officer of public, listed companies and as a certified public accountant has provided Mr. Horn with the experiences, attributes and skills necessary to effectively carry out his duties and responsibilities as a director.

Clifford P. McDaniel, age 63, has served as one of our independent directors since February 2016. Since February 2015, Mr. McDaniel has served as an Executive Managing Director of the Affordable Housing Group in the Houston office of ARA, a Newmark Company, a real estate investment brokerage firm. From January 1996 to June 2021, Mr. McDaniel served as a Principal with ARA. In his roles at ARA, Mr. McDaniel has developed expertise in the financial and procedural aspects of real estate transactions for multiple institutional clients. From June of 2021 to present, Mr. McDaniel has been a Managing director of Lument. Mr. McDaniel also serves at the Executive Director of On Track Ministries, Vice President of Club Outreach Ministries and Secretary of West Houston 15 MUD. Mr. McDaniel received a B.S. in Communications from the University of Texas in Austin, Texas.

Our board, excluding Mr. McDaniel, has determined that Mr. McDaniel’s current and previous experience in strategic real estate acquisitions and dispositions has provided Mr. McDaniel with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John P. Thompson, age 61, has served as one of our independent directors since September 2017. Mr. Thompson also served as one of Moody I’s independent directors from September 2008 until September 2017. Mr. Thompson is the founder of PinPoint Commercial, L.P., which provides real estate services focusing on industrial, senior housing and medical related projects primarily in Texas. As CEO of Pinpoint Commercial, Mr. Thompson leads all investment and development activities for the firm and oversees the company’s financial and management operations. Prior to founding PinPoint Commercial in 1998, Mr. Thompson served as an industrial real estate broker with CB Richard Ellis, Inc. Mr. Thompson received a B.B.A. in Finance from the University of Texas in Austin, Texas.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

Compensation of our Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants	All Other Compensation	Total
Brett C. Moody	$—	$—	$—	$—
Charles L. Horn(2)	84,000	—	—	84,000
Clifford P. McDaniel(2)	54,000	—	—	54,000
John P. Thompson(2)	54,000	—	—	54,000
William H. Armstrong III(2)	54,000	—	—	54,000
Total	$246,000	$—	$—	$246,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “—Cash Compensation.”

(2)	Independent director.

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

Independent Directors Compensation Plan

We have adopted an independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan (described below) pursuant to which each of our independent directors was entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted stock upon his or her election to our board of directors. In addition, each independent director will receive an additional grant of 2,500 shares of restricted stock upon each of the first four annual meetings of stockholders when he or she is re-elected to our board of directors. The restricted stock will generally vest and become non-forfeitable in equal quarterly instalments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier of (1) the termination of the independent director’s service as a director due to death or disability, or (2) we experience a change in control. As of December 31, 2024, all of our current independent directors have received all of the grants of restricted stock to which they are entitled pursuant to the terms of the independent directors compensation plan.

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

We have authorized and reserved an aggregate maximum number of 2,000,000 shares for issuance under the long-term incentive plan, of which 1,935,000 shares remained as of December 31, 2024. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2024.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 26, 2025, for each person or group that is known by us to be the beneficial owner of more than 5.0% of our outstanding shares of common stock, for each of our directors and executive officers and for our directors and executive officers as a group. To our knowledge, each person who beneficially owns our shares of our common stock has sole voting and disposition power with regard to such shares.

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

The following describes all transactions during the period from January 1, 2023 to December 31, 2024 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See Note 6 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Our sponsor owns 8,000 shares of our common stock that it purchased for an aggregate of $200,000 on August 14, 2014. Moody LPOP II contributed $1,000 to our operating partnership in exchange for special limited partnership interests and our affiliate, Moody Holdings II, contributed $1,000 to our operating partnership in exchange for limited partnership interests.

As of December 31, 2024, Moody Holdings II owned less than 1% of the outstanding limited partnership interests in our operating partnership and Moody LPOP II owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and own approximately 97.7% of the limited partnership units of our operating partnership. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our public offering to our operating partnership as a contribution in exchange for partnership interests and our percentage ownership in our operating partnership increased proportionately. Moody LPOP II’s ownership interest of the special limited partnership interests entitles it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the special limited partnership interest holder will be entitled to a separate payment if it redeems its special limited partnership interests. The special limited partnership interests may be redeemed upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Moody LPOP II would have been entitled to receive as if our operating partnership had disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption.

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

We and our operating partnership have entered into the advisory agreement with our advisor, the current one-year term of which expires on January 20, 2026, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. A majority of the independent directors may terminate the advisory agreement without cause or penalty on 60 days’ written notice and we may terminate the advisory agreement immediately for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor, a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor. Services provided by our advisor under the terms of the advisory agreement include the following:

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

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the advisory agreement, we pay our advisor or its affiliates the fees described below.

●	As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. In connection therewith, we increased the acquisition fee we pay our advisor from 1.5% to up to 3.85% of (1) the cost of all investments that we acquire (including our pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) our allocable cost of investments acquired in a joint venture (including our pro rata share of the purchase price and our pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by us to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The 3.85% acquisition fee is comprised of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee amount that we refer to as the “contingent advisor payment.” The 1.5% base acquisition fee will always be payable upon our acquisition of an investment, unless the receipt thereof is waived by our advisor. Our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees it funds on our behalf through receipt of the contingent advisor payment. The amount of the contingent advisor payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment will not exceed the then-outstanding amounts paid by our advisor for selling commissions, dealer manager fees and stockholder servicing fees at the time of such closing. For purposes of determining the amount of contingent advisor payment payable, the amounts paid by our advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the contingent advisor payment previously paid. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion. We did not incur any acquisition fees payable to our advisor for the years ended December 31, 2024 and 2023.

●	We pay our advisor a financing coordination fee of 1% of the amount available under any loan or line of credit made available to us and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. Our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for us. We incurred financing coordination fees payable to our advisor of $191,000 and $0 during the years ended December 31, 2024 and 2023, respectively.

●	We pay our advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments we acquire. We incurred asset management fees of $4.8 million payable to our advisor for each of the years ended December 31, 2024 and 2023.

●	We pay Moody National Hospitality Management, LLC, or the property manager, an affiliate of our advisor, a monthly hotel management fee equal to 4% of the monthly gross receipts from the properties managed by the property manager for services it provides in connection with operating and managing such properties. The property manager may pay some or all of the compensation it receives from us to a third-party property manager for management or leasing services. In the event that we contract directly with a non-affiliated third-party property manager, we will pay the property manager a market-based oversight fee. We will reimburse the costs and expenses incurred by the property manager on our behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but we will not reimburse the property manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. We paid the property manager property management fees of $3.2 million and $3.4 million and accounting fees of $450,000 for each of the years ended December 31, 2024 and 2023, respectively.

●	We pay an annual incentive fee to the property manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by the property manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment in such properties. The property manager may pay some or all of this annual fee to third-party sub-property managers for management services. For purposes of this fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital; and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre-acquisition or post-acquisition. As of December 31, 2024, we had not paid the property manager any annual incentive fees.

●	If our advisor provides a substantial amount of services in connection with the sale of a property or other investment, as determined by our independent directors, we may also pay our advisor a disposition fee in an amount of up to one-half of the brokerage commission paid but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to our advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2024, we had not paid any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the following costs and expenses:

●	Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it pays on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed above.

As of December 31, 2024 and 2023, total organization and offering expenses for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). As of December 31, 2024, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor. As of December 31, 2024, we had $0 due to our advisor for reimbursable offering costs.

●	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the 2%/25% Limitation (as defined in Part II, Item 7 of this Annual Report). Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024, our total operating expenses were $7.1 million, which included $5.1 million in operating expenses incurred directly by us and $2.0 million incurred by our advisor on our behalf. Of the $7.1 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2024, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor $2.0 million during the four fiscal quarters ended December 31, 2024. As of December 31, 2024, we had $267,000 due to our advisor for operating expense reimbursement.

●	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments; provided, however, that in no event will the total of all acquisition fees (including financing coordination fees) and acquisition expenses payable exceed 6% of the contract purchase price of all real estate investments acquired. We did not reimburse our advisor for any acquisition expenses for the years ended December 31, 2024 and 2023.

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

Beginning January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment (as discussed above). As of December 31, 2024, we had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to our public offerings, of which $8.5 million could potentially be recouped by our advisor at a later date through receipt of the contingent advisor payment.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements included in this Annual Report for a description of notes payable to related party. The balance of such notes was $50.0 million as of December 31, 2024.

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

All services rendered by Frazier & Deeter for the years ended December 31, 2024 and 2023 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit services performed by Frazier & Deeter, as well as the fees charged by Frazier & Deeter for such services. Frazier & Deeter did not provide any non-audit services. The aggregate fees billed to us by Frazier & Deeter for professional accounting services for the years ended December 31, 2024 and 2023 are set forth in the table below.

	Year ended December 31, 2024	Year ended December 31, 2023
Audit fees	$409,000	$325,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$409,000	$325,000

For purposes of the preceding tables, Frazier & Deeter’s professional fees are classified as follows:

●	Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●	Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●	Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)	List of Documents Filed

(1)	The financial statements contained herein begin on page F-1 hereof

(2)	Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F-24 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014)

4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 29, 2023)

4.2	Second Amended and Restated Distribution Reinvestment Plan of Moody National REIT II, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.1	Moody National REIT II, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-198305) filed on January 12, 2015)

10.2	Moody National REIT II, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2017)

10.3	Third Amended and Restated Limited Partnership Agreement of Moody National Operating Partnership II, LP dated as of September 27, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2017)

10.4	Second Amended and Restated Advisory Agreement, dated as of June 12, 2017, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2017)

10.5	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, dated as of January 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody National Advisor II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2018)

10.6	Dealer Manager Agreement, dated July 16, 2018, by and among Moody National REIT II, Inc., Moody National Operating Partnership II, LP and Moody Securities, LLC (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (Registration No. 333-222610), filed on July 16, 2018)

10.7	Form of Participating Broker-Dealer Agreement (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.6 hereof)

19*	Insider Trading Policy Statement

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.        Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: March 28, 2025	By:	/s/ Brett C. Moody
Brett C. Moody
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Brett C. Moody	Chairman of the Board, Chief Executive Officer and President	March 31, 2025
Brett C. Moody	(Principal Executive Officer)

/s/ Robert W. Engel	Chief Financial Officer and Treasurer	March 31, 2025
Robert W. Engel	(Principal Financial and Accounting Officer)

/s/ Charles L. Horn	Director	March 31, 2025
Charles L. Horn

/s/ Clifford P. McDaniel	Director	March 31, 2025
Clifford P. McDaniel

/s/ John P. Thompson	Director	March 31, 2025
John P. Thompson

/s/ William H. Armstrong III	Director	March 31, 2025
William H. Armstrong III

Moody National REIT II, Inc.
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Moody National REIT II, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Moody National REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investments in hotel properties for impairment

Description of the Matter

As of December 31, 2024, the Company had investments in hotel properties, net of accumulated depreciation, of $174,712,000. As further disclosed in Note 2 to the consolidated financial statements, throughout the year the Company performs an analysis of each property to determine whether an indicator of impairment exists. Many indicators of impairment, such as unfavorable changes in economic conditions or changes in the intended holding periods of the properties, are subjective. If indicators of impairment are present, the Company determines whether the sum of the undiscounted cash flows estimated to be generated by the respective properties over the expected holding period of the asset based on historical property data and industry data, is less than the properties’ carrying amounts. The Company prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

Management’s analysis is complex due to the highly judgmental nature of assumptions used in the impairment analysis including any change in the property’s intended hold period and projected undiscounted future cash flows. The inputs used to analyze properties for impairment, such as a change in the intended holding period of the property, projected undiscounted future cash flows, and determination of the capitalization rate used, are subjective. Because of the subjective nature of the impairment analysis and the inputs used in the estimate and the extent of audit effort required in auditing management’s analysis, we identified the evaluation of investments in hotel properties for impairment as a critical audit matter.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design over the Company’s impairment analysis, including changes in the intended hold period.

Our testing of the Company’s impairment analysis included, among others, evaluating management’s assumptions, including testing the completeness and accuracy of the underlying data, testing internal operating projections and performing a sensitivity analysis over terminal capitalization rates through third-party industry guides and our industry expert. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends through third-party industry guides. In addition, we considered the hold period necessary for the property’s carrying value to be recovered via undiscounted cash flows. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We held discussions with management about the status of any potential transactions and management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties.

We have served as the Company’s auditor since 2014.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2025

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Investments in hotel properties, net	$174,712	$386,297
Real estate assets held for sale	115,346	—
Cash and cash equivalents	9,305	7,286
Restricted cash	19,886	17,778
Accounts receivable, net of allowance for doubtful accounts of $34 and $35 at December 31, 2024 and 2023, respectively	744	915
Prepaid expenses and other assets	932	2,991
Deferred franchise costs, net of accumulated amortization of $567 and $520 at December 31, 2024 and 2023, respectively	479	591
Total Assets	$321,404	$415,858

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $702 and $839 as of December 31, 2024 and 2023, respectively	$218,764	$229,005
Notes payable to related party	50,000	40,000
Accounts payable and accrued expenses	14,855	14,076
Due to related parties, net	23,213	18,300
Dividends payable	70	70
Total Liabilities	306,902	301,451

Special Limited Partnership Interests	1	1

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at December 31, 2024 and 2023	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(290,890)	(193,247)
Total stockholders’ equity	14,887	112,530
Noncontrolling (deficit) interests in Operating Partnership	(386)	1,876
Total Equity	14,501	114,406

Total Liabilities and Equity	$321,404	$415,858

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2024	2023
Revenues
Room revenues	$75,343	$77,094
Other hotel revenues	5,250	5,274
Total hotel revenues	80,593	82,368

Expenses
Hotel operating expenses	55,846	56,431
Property taxes, insurance and other	7,203	6,460
Depreciation and amortization	14,935	15,938
Corporate general and administrative	7,057	6,913
Loss on impairment of hotel properties	73,863	—
Total expenses	158,904	85,742

Operating loss	(78,311)	(3,374)

Other expenses
Interest expense and amortization of debt issuance costs	19,084	16,902
Loss on sale of hotel property	70	—
Total other expenses	19,154	16,902

Loss before income tax expense	(97,465)	(20,276)

Income tax expense	2,440	161

Net loss	(99,905)	(20,437)

Loss attributable to noncontrolling interests in Operating Partnership	2,262	462

Net loss attributable to common stockholders	$(97,643)	$(19,975)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(7.16)	$(1.46)
Weighted average common shares outstanding	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended December 31, 2024 and 2023
(in thousands)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Beginning Balance at December 31, 2022	—	$—	13,640	$136	$305,641	$(173,272)	316	$2,338	$134,843
Net loss	—	—	—	—	—	(19,975)	—	(462)	(20,437)
Balance at December 31, 2023	—	—	13,640	136	305,641	(193,247)	316	1,876	114,406
Net loss	—	—	—	—	—	(97,643)	—	(2,262)	(99,905)
Balance at December 31, 2024	—	$—	13,640	$136	$305,641	$(290,890)	316	$(386)	$14,501

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(99,905)	$(20,437)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,935	15,938
Amortization of debt issuance costs	570	645
Deferred income taxes	2,303	—
Loss on sale of hotel property	70	—
Loss on impairment of hotel properties	73,863	—
Changes in operating assets and liabilities:
Accounts receivable	171	(113)
Prepaid expenses and other assets	(244)	(64)
Accounts payable and accrued expenses	779	777
Due to related parties	4,913	6,599
Net cash (used in) provided by operating activities	(2,545)	3,345

Cash flows from investing activities
Proceeds from sale of hotel property	9,100	—
Improvements and additions to hotel properties	(1,431)	(2,674)
Payment of hotel property selling costs	(185)	—
Net cash provided by (used in) investing activities	7,484	(2,674)

Cash flows from financing activities
Proceeds of notes payable	9,477	11,365
Repayment of notes payable	(19,856)	(17,841)
Proceeds of notes payable to related party	10,000	9,890
Payment of debt issuance costs	(433)	(224)
Net cash (used in) provided by financing activities	(812)	3,190

Net change in cash and cash equivalents and restricted cash	4,127	3,861
Cash and cash equivalents and restricted cash at beginning of year	25,064	21,203
Cash and cash equivalents and restricted cash at end of year	$29,191	$25,064

Supplemental Disclosure of Cash Flow Activity
Cash paid for interest	$11,769	$11,556
Cash paid for income taxes	$300	$2

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

1.	Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of December 31, 2024, the Company owned interests in fourteen hotel properties located in six states comprising a total of 2,028 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

Segment Information

Management evaluates the Company’s hotels as a single reportable segment as a result of aggregating multiple operating segments, because all of the Company’s hotels have similar economic characteristics and provide similar services to similar types of customers. Our single reportable segment comprises the structure used by our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, who collectively have been determined to be our Chief Operations Decision Maker (“CODM”), to make key operating decisions and assess performance. Our CODM evaluates our single reportable segment’s operating performance based on individual hotel property net income (loss) before interest expense, income tax expense, depreciation and amortization, corporate general and administrative expense, loss on impairment of hotel properties, loss on early extinguishment of debt, other charges, interest and other income, and gains or losses on sales of hotel properties (“Adjusted Hotel EBITDA”). One single reportable segment’s assets are consistent with total assets included in the Company’s consolidated balance sheets.

The following table includes revenues, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to the consolidated amounts included the Company’s consolidated statements of operations (in thousands):

	Years ended December 31,
	2024	2023
Revenues
Room revenues	$75,343	$77,094
Other hotel revenues	5,250	5,274
Total hotel revenues	80,593	82,368

Expenses
Room	25,821	26,253
Administrative	8,029	8,101
Franchise fee	7,060	7,241
Marketing	3,469	3,604
Repairs and maintenance	5,073	4,591
Utilities	3,169	3,192
Management fees	3,224	3,449
Insurance	2,413	2,056
Property taxes	4,791	4,404
Total hotel expenses	63,049	62,891

Adjusted Hotel EBITDA	17,544	19,477

Reconciliation of Adjusted Hotel EBITDA to net loss:
Other expenses
Interest expense and amortization of debt issuance costs	19,084	16,902
Depreciation and amortization	14,935	15,938
Corporate general and administrative	7,057	6,913
Loss on impairment of hotel properties	73,863	—
Loss on sale of hotel property	70	—
Income tax expense	2,440	161
Total other expenses	117,449	39,914

Net loss	$(99,905)	$(20,437)

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

As of December 31, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2024.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2020 through 2024 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10, “Income Taxes.”

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

With the exception of the Company’s fixed-rate notes payable, the carrying amounts of other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate their fair values due to their short-term nature. For the fair value of the Company’s notes payable, see Note 4, “Debt.”

Concentration of Risk

As of December 31, 2024, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $5.8 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $16.7 million.

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

Real Estate Assets Held for Sale

A long-lived asset (or disposal group) to be disposed of by sale (including an asset group considered a component of an entity) is considered held for sale when all of the following criteria for a qualifying plan of sale are met: 1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; 2) the asset or disposal group is available for immediate sale (i.e., a seller currently has the intent and ability to transfer the asset (group) to a buyer) in its present condition, subject only to conditions that are usual and customary for sales of such assets or disposal groups; 3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; 4) the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year; 5) the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and 6) actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. An exception to the one-year requirement (in point 4) above) is permitted if events or circumstances beyond an entity’s control extend the period of time required to sell the assets beyond one year. No depreciation is recorded for real estate assets held for sale.

Impairments of Hotel Properties

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $73.9 million and $0 for the years ended December 31, 2024 and 2023, respectively.

In evaluating a hotel property for impairment, the Company makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during the Company’s ownership and the projected sales price of the property. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of the Company’s hotel property which could then result in different conclusions regarding impairment and material changes to the Company’s consolidated financial statements. The Company has recorded an impairment based on management’s best estimate of fair value at December 31, 2024.  This is a significant estimate that could materially change within one year. For further discussion of loss on impairment of the Company’s hotel properties, see Note 3, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$9,305	$7,286
Restricted cash	19,886	17,778
Total cash and cash equivalents and restricted cash	$29,191	$25,064

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $567,000 and $520,000 as of December 31, 2024 and 2023, respectively.

Expected future amortization of deferred franchise costs as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,
2025	$80
2026	78
2027	70
2028	70
2029	60
Thereafter	121
Total	$479

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Expected future amortization of debt issuance costs as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,
2025	$278
2026	158
2027	123
2028	97
2029	46
Total	$702

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of December 31, 2024 and 2023, respectively, held by the Company’s independent directors.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which requires entities to expand disclosures regarding the reconciliation of income tax rate and the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction.

In December 2023, the FASB issued ASU 2023-07 “Segment Reporting” which requires entities to disclose additional and more detailed information about a reportable segment’s expenses.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing paragraphs have been excluded because they are either not relevant to, or are not expected to have, or did not have, a material effect on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions

The following table sets forth summary information regarding the Company’s investment in hotel properties and real estate assets held for sale as of December 31, 2024 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Residence Inn Austin (5)(7)	October 15, 2015	Austin, Texas	100%	$27,500	112	$14,842
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	74,100	234	40,062
Homewood Suites Woodlands	September 27, 2017(4)	The Woodlands, Texas	100%	17,356	91	8,049
Hyatt Place Germantown	September 27, 2017(4)	Germantown, Tennessee	100%	16,074	127	5,696
Hyatt Place North Charleston	September 27, 2017(4)	North Charleston, South Carolina	100%	13,806	113	5,354
Hampton Inn Austin	September 27, 2017(4)	Austin, Texas	100%	19,328	123	9,461
Residence Inn Grapevine (6)(7)	September 27, 2017(4)	Grapevine, Texas	100%	25,245	133	10,836
Marriott Courtyard Lyndhurst (7)(8)	September 27, 2017(4)	Lyndhurst, New Jersey	(3)	39,547	227	17,058
Hilton Garden Inn Austin	September 27, 2017(4)	Austin, Texas	100%	29,288	138	16,240
Hampton Inn Great Valley	September 27, 2017(4)	Frazer, Pennsylvania	100%	15,285	125	7,102
Embassy Suites Nashville (7)	September 27, 2017(4)	Nashville, Tennessee	100%	82,207	208	37,003
Homewood Suites Austin	September 27, 2017(4)	Austin, Texas	100%	18,835	96	9,587
Hampton Inn Houston	September 27, 2017(4)	Houston, Texas	100%	9,958	119	3,762
Residence Inn Houston Medical Center	April 29, 2019	Houston, Texas	100%	52,000	182	26,920
Totals				$440,529	2,028	$211,972

(1)	Excludes closing costs and includes gain on acquisition.
(2)	As of December 31, 2024.
(3)	The Marriott Courtyard Lyndhurst is owned by MN Lyndhurst Venture, LLC, of which the OP is a member and holds 100% of the Class B membership interests therein. See Note 4, “Debt.”
(4)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).
(5)	Property sold on February 6, 2025 to an unaffiliated third party purchaser for an aggregate sale price of $20,500,000.
(6)	Property sold on February 6, 2025 to an unaffiliated third party purchaser for an aggregate sale price of $22,500,000.
(7)	Classified as real estate assets held for sale as of December 31, 2024.
(8)	Property sold on March 21, 2025 to an unaffiliated third party purchaser for an aggregate sales price of $21,250,000.

Investment in hotel properties consisted of the following at December 31, 2024 and 2023 (all amounts in thousands):

	December 31,
	2024	2023
Land	$40,084	$76,936
Buildings and improvements	164,139	338,982
Furniture, fixtures and equipment	36,408	65,197
Total cost	240,631	481,115
Accumulated depreciation	(65,919)	(94,818)
Investment in hotel properties, net	$174,712	$386,297

Based on unobservable inputs in which there is little or no market data, the Company developed its own assumptions in determining the fair value of and an aggregate loss on impairment of $73.9 million for the Residence Inn Austin, Embassy Suites Nashville, Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth, Residence Inn Houston Medical Center, Hilton Garden Inn Austin, Springhill Suites Seattle and Homewood Suites Woodlands. Such loss on impairment was allocated pro-rata among land, buildings and improvements and furniture, fixtures and equipment.

Townplace Suites Fort Worth

On December 10, 2024, the Company sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million and incurred selling costs of approximately $185,000.

Real Estate Assets Held for Sale

On November 7, 2024, we entered into a purchase and sale agreement to sell the Marriott Courtyard Lyndhurst to an unaffiliated purchaser for an aggregate purchase price of $21.3 million. On November 27, 2024, we entered into a purchase and sale agreement to sell the Embassy Suites Nashville to an unaffiliated purchaser for an aggregate purchase price of $57.5 million. On December 13, 2024, we entered into a purchase and sale agreement to sell the Residence Inn Grapevine to an unaffiliated purchaser for an aggregate purchase price of $22.5 million. On December 13, 2024, we entered into a purchase and sale agreement to sell the Residence Inn Austin to an unaffiliated purchaser for an aggregate purchase price of $20.5 million. During 2025, we completed the sale of the Residence Inn Grapevine, Residence Inn Austin, and Marriott Courtyard Lyndhurst as discussed elsewhere herein.

The carrying value of real estate assets held for sale as of December 31, 2024 is as follows (all $ amounts in thousands):

Residence Inn Austin	$19,645
Residence Inn Grapevine	20,019
Marriott Courtyard Lyndhurst	19,523
Embassy Suites Nashville	56,159
TOTAL	$115,346

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets” for purposes of this calculation is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of December 31, 2024, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of December 31, 2024 and 2023, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of December 31, 2024	Principal as of December 31, 2023	Interest Rate at December 31, 2024	Maturity Date
Residence Inn Austin (1)	$14,842	$15,160	4.580%	November 1, 2025
Springhill Suites Seattle	40,062	40,954	4.380%	October 1, 2026
Homewood Suites Woodlands	8,049	8,239	4.690%	April 11, 2025
Hyatt Place Germantown	5,696	5,834	7.250%	June 29, 2028
Hyatt Place North Charleston	5,354	5,456	9.000%	November 29, 2028
Hampton Inn Austin	9,461	9,602	9.000%	November 6, 2029
Residence Inn Grapevine (2)	10,836	11,080	10.250%	April 6, 2024
Marriott Courtyard Lyndhurst (3)(4)	17,058	17,531	4.700%	September 27, 2024
Hilton Garden Inn Austin (3)	16,240	16,641	4.530%	December 11, 2024
Hampton Inn Great Valley	7,102	7,269	4.700%	April 11, 2025
Embassy Suites Nashville	37,003	37,924	4.2123%	July 11, 2025
Homewood Suites Austin	9,587	9,809	4.650%	August 11, 2025
Hampton Inn Houston	3,762	3,915	9.500%	April 28, 2028
Residence Inn Houston Medical Center	26,920	27,431	10.000%	April 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	7,494	7,500	3.750%	November 2051
Total notes payable	219,466	229,844
Less unamortized debt issuance costs	(702)	(839)
Total notes payable, net of unamortized debt issuance costs	$218,764	$229,005

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(3)	The current lenders for the mortgage loans on the Marriott Courtyard Lyndhurst property, which matured September 27, 2024, and the Hilton Garden Inn Austin, which matured on December 11, 2024, have agreed to temporarily forbear on any of their remedies while we finalize the terms of new replacement loans with new lenders.

(4)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21,250,000. The proceeds of such sale were used to repay the mortgage loan secured by this property

Monthly payments of principal and interest are due and payable until the maturity date.

Each of the Company’s hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by the Company’s ownership interest in the property, except for Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans which bear interest at floating rates.

Scheduled maturities of the Company’s notes payable as of December 31, 2024 are as follows (in thousands):

Years ending December 31,
2025	$149,311
2026	39,935
2027	1,001
2028	13,593
2029	8,652
Thereafter	6,974
Total	$219,466

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $7.5 million as of December 31, 2024 and 2023.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, were due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to March 30, 2025.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.27% as of December 31, 2024. The balance of the Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to June 30, 2025. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.27% as of December 31, 2024. The balance of the Second Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.27% as of December 31, 2024. The balance of the Third Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.27% as of December 31, 2024. The balance of the Fourth Related Party Note was $10.0 million as of each of December 31, 2024 and 2023.

From January 1, 2024 to June 30, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The effective interest rate for the Fifth Related Party Note was 13.27% as of December 31, 2024. The balance of the Fifth Related Party Note was $10.0 million as of December 31, 2024.

Interest will be paid for the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note and the Fifth Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay the amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note and the Fifth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $14.5 million and $8.2 million as of December 31, 2024 and 2023, respectively.

The estimated fair value of the Company’s notes payable as of December 31, 2024 and 2023 was $219 million and $230 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of December 31, 2024, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors (as discussed in Note 7, “Incentive Award Plan”) as follows (in thousands):

Class	Shares Outstanding as of December 31, 2024
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling (Deficit) Interest in Operating Partnership

Noncontrolling (deficit) interest in the OP at December 31, 2024 and 2023 was $(386,000) and $1.9 million, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $2.3 million and $462,000 for the years ended December 31, 2024 and 2023, respectively.

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of December 31, 2024, the Company had paid Moody Securities $9.7 million in selling commissions and trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment

Organization and Offering Expenses

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

As of December 31, 2024, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2024, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2024, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of December 31, 2024, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to the Advisor for the years ended December 31, 2024 and 2023.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the years ended December 31, 2024 and 2023.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company incurred financing coordination fees payable to the Advisor of $191,000 and $0 during the years ended December 31, 2024 and 2023, respectively.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the years ended December 31, 2024 and 2023, the Company incurred property management fees of $3.2 million and $3.4 million and accounting fees each year of $450,000 which are included in hotel operating expenses in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of December 31, 2024, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the years ended December 31, 2024 and 2023, the Company incurred asset management fees of $4.8 million for each year payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations

Disposition Fee

The Company also pays the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. As of December 31, 2024, the Company had not incurred any disposition fees payable to the Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024, total operating expenses of the Company were $7.1 million, which included $5.1 million in operating expenses incurred directly by the Company and $2.0 million incurred by the Advisor on behalf of the Company. Of the $7.1 million in total operating expenses incurred during the four fiscal quarters ended December 31, 2024, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.0 million during the four fiscal quarters ended December 31, 2024. As of December 31, 2024, the Company had $267,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $50.0 million and $40.0 million as of December 31, 2024 and 2023, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Operating expense reimbursement	$267	$309
Asset management fee	4,819	4,797
Accounts payable to Property Manager	3,127	4,986
Accounts payable to Moody Capital	525	—
Accrued interest on related party notes	14,475	8,208
Total due to related parties, net	$23,213	$18,300

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of December 31, 2024, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

For the years ended December 31, 2024 and 2023, no compensation expense was recorded by the Company related to such shares of restricted stock. As of December 31, 2024, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at September 30, 2024, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of December 31, 2024 and 2023 are as follows (all amounts in thousands):

	December 31,
	2024	2023
Real estate taxes	$4,927	$4,893
Insurance	7	135
Hotel furniture and fixtures	7,649	8,248
Debt service	5,645	4,344
Property improvement plan	1,658	158
Total restricted cash	$19,886	$17,778

Franchise Agreements

As of December 31, 2024, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of approximately $7.1 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2024, the Company had operating loss and capital loss carry-forwards of $20.4 million and $900,000, respectively.

The Company had deferred tax assets of $0 and $2.3 million as of December 31, 2024 and 2023, net of a valuation allowance of $25.5 million and $20.3 million as of December 31, 2024 and 2023, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2024, the TRS had a net operating loss carry-forward of $121.4 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal income tax rate to the loss before taxes (in thousands):

	Years ended December 31,
	2024	2023
Statutory federal tax benefit	$(20,980)	$(4,292)
Federal tax impact of REIT election	18,087	1,320
Statutory federal tax benefit at TRS	(2,893)	(2,972)
State income tax expense, net of federal benefit	137	161
Change in valuation allowance	5,196	2,972
Income tax expense	$2,440	$161

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company’s TRS before taxes were as follows:

	Years ended December 31,
	2024	2023
Book loss before income taxes of the TRS	$(13,777)	$(14,151)

Statutory rate at 21%	$(2,893)	$(2,972)
Effect of state and local income taxes, net of federal tax benefit	137	161
Change in valuation allowance	5,196	2,972
Income tax expense	$2,440	$161

On December 31, 2024, the Company had net deferred tax assets of $0. The Company has past years’ federal and state tax operating loss carryforwards of the TRS that will generally expire in 2034 through 2039 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will not generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined previously recognized deferred income tax benefits would not be recognized and recorded an additional $2.3 million of valuation allowance. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Liquidity

The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and its capability to repay its matured loans of $33.2 million as of December 31, 2024 and loans of $103.5 million maturing during the year ending December 31, 2025.

Management’s plan to meliorate doubt concerning the Company’s liquidity and the Company’s capacity to pay its loans as they mature include:

1)       Sales of properties,

2)       Forfeit properties with non-recourse mortgage loans to the lenders, and

3)       Extend notes payable to related parties which can be extended at the election of the Company.

12.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through March 28, 2024, the date the audited consolidated financial statements were available for issuance.

Residence Inn Grapevine

On February 6, 2025, the Company sold the Residence Inn Grapevine property to an unaffiliated purchaser for $22,500,000.

Residence Inn Austin

On February 6, 2025, the Company sold the Residence Inn Austin property to an unaffiliated purchaser for $20,500,000.

Marriott Courtyard Lyndhurst

On March 21, 2025, the Company sold the Marriott Courtyard Lyndhurst property to an unaffiliated purchaser for $21,250,000.

Notes Payable to Related Party

On February 7, 2025, Moody Capital repaid the Fifth Related Party Note in the amount of $10.0 million.

On March 30, 2025, the Company elected to extend such maturity date of the Related Party Note for one year to March 30, 2026.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(in thousands)

				Initial Cost to Company				Total Cost
Description	Location	Ownership Percent	Encumbrances	Land	Building, Improvements, and FF&E	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building, Improvements and FF&E	Total (1)	Accumulated+ Depreciation and Amortization	Original Date of Construction	Date Acquired
Springhill Suites Seattle	Seattle, Washington	100.0%	$40,062	$14,040	$60,060	$74,100	$(8,409)	$14,040	$54,651	$65,691	$19,530	2001	May 24, 2016
Homewood Suites Woodlands	The Woodlands, Texas	100.0%	8,049	2,828	14,528	17,356	(3,155)	2,228	11,973	14,201	4,099	2001	September 27, 2017
Hyatt Place Germantown	Germantown, Tennessee	100.0%	5,696	1,874	14,200	16,074	922	1,874	15,122	16,996	4,174	2009	September 27, 2017
Hyatt Place North Charleston	North Charleston, South Carolina	100.0%	5,354	783	13,023	13,806	865	783	13,888	14,671	3,767	2009	September 27, 2017
Hampton Inn Austin	Austin, Texas	100.0%	9,461	4,329	14,999	19,328	984	4,329	15,983	20,312	4,788	1997	September 27, 2017
Hilton Garden Inn Austin	Austin, Texas	100.0%	16,240	9,058	20,230	29,288	(10,490)	5,499	13,299	18,798	6,743	2002	September 27, 2017
Hampton Inn Great Valley	Frazer, Pennsylvania	100.0%	7,102	1,730	13,555	15,285	2,098	1,730	15,653	17,383	5,222	1998	September 27, 2017
Homewood Suites Austin	Austin, Texas	100.0%	9,587	4,218	14,617	18,835	1,219	4,218	15,836	20,054	4,858	1998	September 27, 2017
Hampton Inn Houston	Houston, Texas	100.0%	3,762	3,550	6,408	9,958	3,498	3,550	9,906	13,456	4,338	1995	September 27, 2017
Residence Inn Houston Medical Center	Houston, Texas	100.0%	26,920	6,480	45,520	52,000	(12,931)	4,833	34,236	39,069	8,400	2019	April 29, 2019

	Total		$132,233	$48,890	$217,140	$266,030	$(25,399)	$43,084	$200,547	$240,631	$65,919

(1)	The aggregate cost of real estate for federal income tax purposes was $425 million as of December 31, 2024.
(2)	Costs capitalized subsequent to acquisition are net of impairments.

MOODY NATIONAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 2024 and 2023

	2024	2023
Real estate:
Balance at the beginning of the year	$481,115	$478,441
Improvements and additions	1,431	2,674
Retirements	(11,256)	—
Reclassification to real estate assets held for sale(1)	(156,796)	—
Loss on impairment of hotel properties	(73,863)	—
Balance at the end of the year	$240,631	$481,115

Accumulated depreciation:
Balance at the beginning of the year	$94,818	$78,964
Depreciation	14,823	15,854
Retirements	(2,272)	—
Reclassification to real estate assets held for sale(1)	(41,450)	—
Balance at the end of the year	$65,919	$94,818

(1)	See Note 3, Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.