Form 10-Q
period 2025-03-31
Moody National REIT II, Inc.
filed 2025-05-15
CIK 1615222

..,.,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Investment in hotel properties, net	$173,236	$174,712
Real estate assets held for sale	56,158	115,346
Cash and cash equivalents	8,741	9,305
Restricted cash	14,727	19,886
Accounts receivable, net of allowance of $25 and $34 as of March 31, 2025 and December 31, 2024	808	744
Prepaid expenses and other assets	706	932
Deferred franchise costs, net of accumulated amortization of $509 and $567 at March 31, 2025 and December 31, 2024, respectively	387	479
Total Assets	$254,763	$321,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $553 and $702 as of March 31, 2025 and December 31, 2024	$174,225	$218,764
Notes payable to related party	40,000	50,000
Accounts payable and accrued expenses	11,659	14,855
Due to related parties, net	16,736	23,213
Dividends payable	70	70
Total Liabilities	242,690	306,902

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at March 31, 2025 and December 31, 2024	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(293,263)	(290,890)
Total stockholders’ equity	12,514	14,887
Noncontrolling interests deficit in Operating Partnership	(442)	(386)
Total Equity	12,072	14,501
Total Liabilities and Equity	$254,763	$321,404

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Room revenue	$13,685	$16,883
Other hotel revenue	1,035	1,279
Total hotel revenue	14,720	18,162

Expenses
Hotel operating expenses	10,221	12,930
Property taxes, insurance and other	1,541	1,763
Depreciation and amortization	1,856	4,026
Corporate general and administrative	1,933	1,862
Total expenses	15,551	20,581

Operating loss	(831)	(2,419)

Other expenses (income)
Interest expense and amortization of debt issuance costs	4,761	4,497
Gain on sale of hotel properties	(3,159)	—
Total other expenses	1,602	4,497

Loss before income tax expense	(2,433)	(6,916)

Income tax (benefit) expense	(4)	12

Net loss	(2,429)	(6,928)

Loss attributable to noncontrolling interests in Operating Partnership	56	157

Net loss attributable to common stockholders	$(2,373)	$(6,771)

Per-share information - basic and diluted:
Net loss attributable to common stockholders	$(0.17)	$(0.50)
Weighted average common shares outstanding	13,640	13,640

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three months ended March 31, 2025 and 2024
(in thousands)
(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406
Net loss	—	—	—	—	—	(6,771)	—	(157)	(6,928)
Balance at March 31, 2024	—	$—	13,640	$136	$305,641	$(200,018)	316	$1,719	$107,478

Balance at December 31, 2024	—	$—	13,640	$136	$305,641	$(290,890)	316	$(386)	$14,501
Net loss	—	—	—	—	—	(2,373)	—	(56)	(2,429)
Balance at March 31, 2025	—	$—	13,640	$136	$305,641	$(293,263)	316	$(442)	$12,072

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,429)	$(6,928)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,856	4,026
Amortization of debt issuance costs	149	133
Gain on sale of hotel properties	(3,159)	—
Changes in operating assets and liabilities
Accounts receivable	(64)	(652)
Prepaid expenses and other assets	226	(2)
Accounts payable and accrued expenses	(3,196)	293
Due to related parties	(6,477)	4,274
Net cash (used in) provided by operating activities	(13,094)	1,144

Cash flows from investing activities
Proceeds from sale of hotel properties	64,250	—
Improvements and additions to hotel properties	(288)	(704)
Payment of hotel property selling costs	(1,903)	—
Net cash provided by (used in) investing activities	62,059	(704)

Cash flows from financing activities
Repayment of notes payable	(44,688)	(1,323)
Proceeds of notes payable to related party	—	160
Repayment of notes payable to related party	(10,000)	—
Payment of debt issuance costs	—	(115)
Net cash used in financing activities	(54,688)	(1,278)

Net change in cash and cash equivalents and restricted cash	(5,723)	(838)
Cash and cash equivalents and restricted cash at beginning of period	29,191	25,064
Cash and cash equivalents and restricted cash at end of period	$23,468	$24,226

Supplemental Disclosure of Cash Flow Activity
Cash paid for interest	$4,352	$2,897
Supplemental Disclosure of Non-Cash Financing Activity
Due to related parties reclassified to notes payable related parties	$—	$9,840

See accompanying notes to consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

1.       Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of March 31, 2025, the Company owned interests in eleven hotel properties located in five states comprising a total of 1,556 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025.

In response to the COVID-19 pandemic, the Company terminated its public offering of common stock (including pursuant to the DRP), effective as of March 2020. The Company is not currently raising capital through the sale of its securities and the Company does not expect to resume raising capital. The Company has also indefinitely suspended the payment of distributions to stockholders effective as of March 2020 and the operation of its share repurchase program effective as of April 2020. The Company does not expect to resume repurchasing shares pursuant to its share repurchase program or the payment of distributions, other than any liquidating distributions paid to its stockholders from the net proceeds (if any) of the Company’s liquidation (if the Plan of Liquidation (as defined below) is approved by our stockholders).

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

The following table includes revenues, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to the consolidated amounts included the Company’s consolidated statements of operations (in thousands):

	Three months ended March 31,
	2025	2024
Revenues
Room revenues	$13,685	$16,883
Other hotel revenues	1,035	1,279
Total hotel revenues	14,720	18,162

Expenses
Room	4,133	6,203
Administrative	1,648	1,841
Franchise fee	1,286	1,575
Marketing	743	778
Repairs and maintenance	1,097	1,119
Utilities	725	687
Management fees	589	727
Insurance	553	580
Property taxes	988	1,183
Total hotel expenses	11,762	14,693

Adjusted Hotel EBITDA	2,958	3,469

Reconciliation of Adjusted Hotel EBITDA to net loss:
Other expenses (income)
Interest expense and amortization of debt issuance costs	4,761	4,497
Depreciation and amortization	1,856	4,026
Corporate general and administrative	1,933	1,862
Gain on sale of hotel property	(3,159)	—
Income tax (benefit) expense	(4)	12
Total other expenses	5,387	10,397

Net loss	$(2,429)	$(6,928)

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

As of March 31, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2025.

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

Concentration of Risk

As of March 31, 2025, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At March 31, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $5.0 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $12.2 million.

The Company is exposed to geographic risk in that six of its eleven hotel properties are located in one state, Texas.

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

Impairments of Hotel Properties

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $0 for each of the three months ended March 31, 2025 and 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and short-term investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash includes reserves for property taxes, as well as reserves for property improvements, replacement of furniture, fixtures, and equipment and debt service, as required by certain management or mortgage and term debt agreements restrictions and provisions.

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$8,741	$8,523
Restricted cash	14,727	15,703
Total cash and cash equivalents and restricted cash	$23,468	$24,226

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $509,000 and $567,000 as of March 31, 2025 and December 31, 2024, respectively.

Expected future amortization of deferred franchise costs as of March 31, 2025 is as follows (in thousands):

Years Ending December 31,
2025	$53
2026	70
2027	62
2028	62
2029	52
Thereafter	88
Total	$387

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

Years Ending December 31,
2025	$130
2026	157
2027	123
2028	97
2029	46
Thereafter	—
Total	$553

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of March 31, 2025 and December 31, 2024 held by the Company’s independent directors.

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

3.	Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions

The following table sets forth summary information regarding the Company’s investment in hotel properties and real estate assets held for sale as of March 31, 2025 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	$74,100	234	$39,825
Homewood Suites Woodlands	September 27, 2017(3)	The Woodlands, Texas	100%	17,356	91	7,999
Hyatt Place Germantown	September 27, 2017(3)	Germantown, Tennessee	100%	16,074	127	5,656
Hyatt Place North Charleston	September 27, 2017(3)	North Charleston, South Carolina	100%	13,806	113	5,320
Hampton Inn Austin	September 27, 2017(3)	Austin, Texas	100%	19,328	123	9,415
Hilton Garden Inn Austin	September 27, 2017(3)	Austin, Texas	100%	29,288	138	16,206
Hampton Inn Great Valley	September 27, 2017(3)	Frazer, Pennsylvania	100%	15,285	125	7,058
Embassy Suites Nashville(4)	September 27, 2017(3)	Nashville, Tennessee	100%	82,207	208	36,760
Homewood Suites Austin	September 27, 2017(3)	Austin, Texas	100%	18,835	96	9,528
Hampton Inn Houston	September 27, 2017(3)	Houston, Texas	100%	9,958	119	3,714
Residence Inn Houston Medical Center(5)	April 29, 2019	Houston, Texas	100%	52,000	182	26,805
Totals				$348,237	1,556	$168,286

(1)	Excludes closing costs.

(2)	As of March 31, 2025.

(3)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

(4)	Classified as real estate assets held for sale as of March 31, 2025. On April 11, 2025, the Company sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million.

(5)	On April 21, 2025, the Company entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

Investment in hotel properties consisted of the following at March 31, 2025 and December 31, 2024 (all amounts in thousands):

	March 31, 2025	December 31, 2024
Land	$40,084	$40,084
Buildings and improvements	164,139	164,139
Furniture, fixtures and equipment	36,697	36,408
Total cost	240,920	240,631
Accumulated depreciation	(67,684)	(65,919)
Investment in hotel properties, net	$173,236	$174,712

Townplace Suites Fort Worth

On December 10, 2024, the Company sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million.

Residence Inn Grapevine

On February 6, 2025, the Company sold the Residence Inn Grapevine property to an unaffiliated purchaser for $22.5 million.

Residence Inn Austin

On February 6, 2025, the Company sold the Residence Inn Austin property to an unaffiliated purchaser for $20.5 million.

Marriott Courtyard Lyndhurst

On March 21, 2025, the Company sold the Marriott Courtyard Lyndhurst property to an unaffiliated purchaser for $21.3 million.

Embassy Suites Nashville

On November 27, 2024, the Company entered into a purchase and sale agreement to sell the Embassy Suites Nashville to an unaffiliated purchaser for an aggregate purchase price of $57.5 million. On April 11, 2025, the Company sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million.

Real Estate Assets Held for Sale

The carrying value of real estate assets held for sale as of March 31, 2025 is as follows (all $ amounts in thousands):

	March 31, 2025	December 31, 2024
Residence Inn Austin	$—	$19,646
Residence Inn Grapevine	—	20,019
Marriott Courtyard Lyndhurst	—	19,523
Embassy Suites Nashville	56,158	56,158
Total	$56,158	$115,346

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets,” for purposes of this calculation, is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of March 31, 2025, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of March 31, 2025 and December 31, 2024, the Company’s mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2025	Principal as of December 31, 2024	Interest Rate at March 31, 2025	Maturity Date
Residence Inn Austin(1)	$—	$14,842	—	—
Springhill Suites Seattle	39,825	40,062	4.380%	October 1, 2026
Homewood Suites Woodlands	7,999	8,049	4.690%	April 11, 2025
Hyatt Place Germantown	5,656	5,696	7.250%	June 29, 2028
Hyatt Place North Charleston	5,320	5,354	9.000%	November 29, 2028
Hampton Inn Austin	9,415	9,461	9.000%	November 6, 2029
Residence Inn Grapevine(2)	—	10,836	—	—
Marriott Courtyard Lyndhurst(3)	—	17,058	—	—
Hilton Garden Inn Austin(4)	16,206	16,240	4.530%	December 11, 2024
Hampton Inn Great Valley	7,058	7,102	4.700%	April 11, 2025
Embassy Suites Nashville(5)	36,760	37,003	4.2123%	July 11, 2025
Homewood Suites Austin	9,528	9,587	4.650%	August 11, 2025
Hampton Inn Houston	3,714	3,762	9.500%	April 28, 2028

Residence Inn Houston Medical Center	26,805	26,920	10.000%	April 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	6,492	7,494	3.750%	November 2051
Total notes payable	174,778	219,466
Less unamortized debt issuance costs	(553)	(702)
Total notes payable, net of unamortized debt issuance costs	$174,225	$218,764

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(3)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21,250,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(4)	The current lender for the mortgage loan on the Hilton Garden Inn Austin, which matured on December 11, 2024, previously agreed to temporarily forbear on any of its remedies while the Company attempted to finalize the terms of new replacement loans with a new lender. On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.

(5)	Property sold on April 11, 2025 to an unaffiliated purchaser for $57,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

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

Scheduled maturities of the Company’s notes payable as of March 31, 2025 are as follows (all amounts in thousands):

Years ending December 31,
2025	$105,537
2026	39,832
2027	873
2028	13,694
2029	8,808
Thereafter	6,034
Total	$174,778

Loan Maturities

The Company is considering various alternatives to extend or refinance loans maturing in 2025 and thereafter. This will likely include the potential sale of properties.

Economic Injury Disaster Loans

The Company obtained fifteen Loans (“Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due 30 years from the dates of the Loans. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $6.5 million and $7.5 million respectively as of March 31, 2025 and December 31, 2024.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, was due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for a second year to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.07% as of March 31, 2025. The balance of the Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, will be due and payable in full on June 30, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to June 30, 2025. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.07% as of March 31, 2025. The balance of the Second Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, will be due and payable in full on August 20, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.07% as of March 31, 2025. The balance of the Third Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, will be due and payable in full on April 13, 2025, provided that the Company may extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.07% as of March 31, 2025. The Fourth Related Party Note, including all accrued interest, was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From January 1, 2024 to June 30, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 million and $10 million as of March 31, 2025 and December 31, 2024, respectively.

Interest will be paid on any outstanding principal amounts under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay any amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Party Note, and the Fifth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $15.7 million and $14.5 million as of March 31, 2025 and December 31, 2024.

The estimated fair value of the Company’s notes payable as of March 31, 2025 and December 31, 2024, was $175 million and $219 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

Class	Shares Outstanding as of March 31, 2025
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest Deficit in Operating Partnership

Noncontrolling interest deficit in the OP at March 31, 2025 and December 31, 2024 was $442,000 and $386,000, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $56,000 and 157,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with the differing fees for each class of shares.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of March 31, 2025, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of March 31, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2025, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of March 31, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three months ended March 31, 2025 and 2024.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three months ended March 31, 2025 and 2024.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur financing coordination fees payable to the Advisor during each of the three months ended March 31, 2025 and 2024.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended March 31, 2025 and 2024, the Company incurred property management fees of $589,000 and $727,000, respectively, and accounting fees for the three month period of $100,000 and $113,000, respectively, which are included in hotel operating expense in the accompanying consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of March 31, 2025, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three month periods ended March 31, 2025 and 2024, the Company incurred asset management fees of $1.0 million and $1.2 million, respectively, payable to the Advisor which are recorded in corporate general and administrative expenses in the accompanying consolidated statements of operations.

Disposition Fee

The Company may also pay the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. The Company incurred disposition fees payable to the Advisor of $618,000 and $0 during the three months ended March 31, 2025 and 2024, respectively.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2025, total operating expenses of the Company were $7.0 million, which included $4.9 million in operating expenses incurred directly by the Company and $2.1 million incurred by the Advisor on behalf of the Company. Of the $7.0 million in total operating expenses incurred during the four fiscal quarters ended March 31, 2025, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.1 million during the four fiscal quarters ended March 31, 2025. As of March 31, 2025, the Company had $972,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $40.0 million and $50.0 million as of March 31, 2025 and December 31, 2024, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating expense reimbursement	$—	$267
Asset management fee	—	4,819
Accounts payable to Property Manager	1,009	3,127
Accounts payable to Moody Capital	—	525
Accrued interest on related party notes	15,727	14,475
Total due to related parties, net	$16,736	$23,213

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of March 31, 2025, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

During each of the three months ended March 31, 2025 and 2024, no compensation expense was recorded by the Company related to such shares of restricted stock. As of March 31, 2025, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at March 31, 2025, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of March 31, 2025 and December 31, 2024 are as follows (all amounts in in thousands):

	March 31,	December 31,
	2025	2024
Real estate taxes	$3,069	$4,927
Insurance	—	7
Hotel furniture and fixtures	5,972	7,649
Debt service	4,184	5,645
Property improvement plan	1,502	1,658
Total restricted cash	$14,727	$19,886

Franchise Agreements

As March 31, 2025, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.3 million and $1.6 million for each of the three months ended March 31, 2025 and 2024, respectively, which amounts are included in hotel operating expenses in the accompanying consolidated statements of operations.

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

As of March 31, 2025, the Company had operating loss and capital loss carry-forwards of $20.4 million and $900,000, respectively.

The Company had deferred tax assets of $0 as of March 31, 2025 and December 31, 2024, net of a valuation allowance of $23.2 million and $25.5 million as of March 31, 2025 and December 31, 2024, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of March 31, 2025, the TRS had a net operating loss carry-forward of $121.4 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal income tax rate to the loss before taxes (in thousands):

	Three months ended March 31,
	2025	2024
Statutory federal tax benefit	$—	$(1,455)
Federal tax impact of REIT election	(922)	615
Statutory federal tax benefit at TRS	(922)	(840)
State income tax expense, net of federal benefit	(4)	12
Change in valuation allowance	922	840
Income tax (benefit) expense	$(4)	$12

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company’s TRS before taxes were as follows:

	Three months ended March 31,
	2025	2024
Book loss before income taxes of the TRS	$(4,391)	$(4,002)

Statutory rate at 21%	$(922)	$(840)
Effect of state and local income taxes, net of federal tax benefit	(4)	12
Change in valuation allowance	922	840
Income tax (benefit) expense	$(4)	$12

On March 31, 2025, the Company had net deferred tax assets of $0. The Company has past years’ federal and state tax operating loss carryforwards of the TRS that will generally expire in 2034 through 2039 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will not generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined previously recognized deferred income tax benefits would not be recognized and recorded and additional $2.3 million of valuation allowance during the year ended December 31, 2024. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Liquidity

The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and the Company’s capability to pay loan maturities during the year ending December 31, 2025.

Management’s plan to mitigate those conditions that raise doubt about the Company’s liquidity position, its ability to continue as a going concern, and its capacity to pay its loans as they mature, includes:

1)	Sales of hotel properties,
2)	Forfeitures of hotel properties with non-recourse mortgage loans to the lenders, and
3)	Extensions of the Second Related Party Note, the Third Related Party Note and the Fourth Related Party Note which can be extended at the election of the Company.

12.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through May 15, 2025, the date the consolidated financial statements were available for issuance.

Embassy Suites Nashville

On April 11, 2025, the Company sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million.

Notes Payable to Related Parties

On April 11, 2025, the Company repaid the Fourth Related Party Note in the amount of $10.0 million.

Residence Inn Houston Medical Center

On April 21, 2025, the Company entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million. The Residence Inn Houston Medical Center is excluded from the terms of the Plan of Liquidation and therefore the completion of the sale is not contingent upon the approval of the Plan of Liquidation by the Company’s stockholders.

Hilton Garden Inn Austin

On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million.

Plan of Liquidation

On April 15, 2025, the Board unanimously approved the sale of all the Company’s assets and the Company’s dissolution pursuant to a plan of complete liquidation and dissolution (the “Plan of Liquidation”) and recommended that the Plan of Liquidation be submitted to the Company’s stockholders for approval. The Plan of Liquidation will become effective only upon the approval of the Plan of Liquidation by the Company’s stockholders. The Company can provide no assurances as to the ultimate approval of the Plan of Liquidation by the Company’s stockholders, the timing of the liquidation of the Company’s assets following approval of the Plan of Liquidation by the Company’s stockholders, or the amount of liquidating distributions (if any) that the Company may pay to the Company’s stockholders pursuant to the Plan of Liquidation.

If the Company’s stockholders approve the Plan of Liquidation, the Company intends to pursue an orderly liquidation of the Company by selling all of the Company’s remaining assets, paying the Company’s debts and known liabilities, providing for the payment of the Company’s unknown or contingent liabilities, distributing the net proceeds (if any) from the liquidation to the Company’s stockholders and winding up the Company’s operations and dissolving the Company. In the interim, the Company intends to (i) continue to manage its portfolio of properties to maintain and, if possible, improve the quality and income-producing ability of the properties to enhance property stability and better position the properties for a potential sale, and (ii) identify potential purchasers for the Company’s properties (contingent upon the approval of the Plan of Liquidation by the Company’s stockholders).

The Company cannot complete the sale of its remaining assets and its dissolution pursuant to the terms of the Plan of Liquidation unless the Company’s stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by the Company’s stockholders, the Board will continue to meet to evaluate other strategic alternatives to pursue, including, without limitation, continuing to operate under the Company’s current business plan or seeking approval of a plan of liquidation at a future date. However, if the Company is unable to obtain stockholder approval of the Plan of Liquidation, the Company may be unable to meet its maturing debt obligations in the near term. The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and its capability to pay the mortgage loans maturing during the year ending December 31, 2025 and beyond.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include statements about our plans, strategies and prospects, including the Plan of Liquidation (as defined below). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors” of this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to obtain the required stockholder approval of the Plan of Liquidation, or if we do receive such stockholder approval, whether we will be able to successfully implement the Plan of Liquidation and sell our remaining assets, pay our debts and distribute the net proceeds from our liquidation (if any) to our stockholders as we intend. We can give no assurance regarding the timing of asset dispositions, the sale prices we will receive for our assets or the amount and timing of liquidating distributions (if any) that we may pay to our stockholders if the Plan of Liquidation is approved by our stockholders.

●	If we are unable to obtain the required stockholder approval of the Plan of Liquidation, we may continue to operate under our current business plan or seek approval of a plan of liquidation at a future date. However, if we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term.

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and we do not expect to resume the repurchase of shares pursuant to our share repurchase program. Even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	Our ability to obtain financing or refinancing on acceptable terms, satisfy our existing debt service obligations and negotiate extensions or other modifications to the terms of our existing financing arrangements to the extent necessary. Our liquidity position raises substantial doubt about our ability to continue as a going concern and its capability to pay the mortgage loans secured by our properties maturing during the year ending December 31, 2025.

●	Foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties. If we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term, which may result in the initiation of foreclosure proceedings by lenders. On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties. Payment of these fees will be made prior to any liquidating distributions are paid to our stockholders (if the Plan of Liquidation is approved by our stockholders).

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We suspended the payment of distributions in March 2020 and have not resumed distribution payments. We do not expect to resume the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds (if any) of our liquidation (if the Plan of Liquidation is approved by our stockholders).

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on any prior estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock. We did not determine an estimated NAV per share as of December 31, 2024.

●	Our investments in real estate may be affected by unfavorable real estate market conditions and general economic conditions, which could decrease the value of those assets. Such events would make it more difficult for us to meet our debt service obligations and successfully implement the Plan of Liquidation (assuming it is approved by our stockholders), which could in turn reduce the amount of any liquidating distributions that we may pay to our stockholders pursuant to the Plan of Liquidation.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector leaves our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay liquidating distributions, and we may be forced to dispose of properties at a time or upon terms that we would not otherwise choose in order to repay the financing secured by such properties.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our operational policies without stockholder consent.

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

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

As of March 31, 2025, our portfolio consisted of ownership interests in eleven hotel properties located in five states, comprising a total of 1,556 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders, such as extending the maturity date or paying default interest. As discussed in Note 4, “Debt,” to the consolidated financial statements included in the Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. We are not currently raising capital through the sale of our securities, and we do not expect to resume raising capital. We also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. We do not expect to resume repurchasing shares pursuant to our share repurchase program or the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds of our liquidation (if the Plan of Liquidation is approved by our stockholders).

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, and the merger of Moody National Operating Partnership I, L.P., or Moody I OP, the operating partnership of Moody I, with and into our operating partnership, which we collectively refer to herein as the Mergers were completed. For additional discussion of the Mergers, see the notes to the consolidated financial statements included in this Quarterly Report.

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

Results of Operations

We were formed on July 25, 2014. As of March 31, 2025, we owned interests in eleven hotel properties located in five states, comprising a total of 1,556 rooms. As of March 31, 2024, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. During the three months ended March 31, 2025, we sold three hotel properties, the Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst, for an aggregate sales price of $64.3 million. The proceeds of such sales were used to repay the mortgage loans secured by such properties.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in bookings, occupancy and revenues throughout our hotel portfolio and the hospitality industry as a whole. Due to the COVID-19 pandemic in the United States, the revenue and operating results declined below 2019 levels for the years after 2019.

Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

Revenue

Hotel revenue decreased to $14.7 million for the three months ended March 31, 2025 from $18.2 million for the three months ended March 31, 2024 due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst properties during the three months ended March 31, 2025.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended March 31, 2025 and 2024 (all amounts in thousands).

	Three months ended March 31,		Increase
	2025	2024	(Decrease)
Springhill Suites Seattle	$1,961	$1,981	$(20)
Homewood Suites Woodlands	737	719	18
Hyatt Place Germantown	927	936	(9)
Hyatt Place North Charleston	620	707	(87)
Hampton Inn Austin	893	914	(21)
Hilton Garden Inn Austin	1,109	924	185
Hampton Inn Great Valley	587	624	(37)
Embassy Suites Nashville	2,499	2,736	(237)
Homewood Suites Austin	1,033	1,116	(83)
Hampton Inn Houston	638	651	(13)
Residence Inn Houston Medical Center	2,207	2,338	(131)
TOTAL	$13,211	$13,646	$(435)

Revenues increased for the Homewood Suites Woodlands and Hilton Garden Inn Austin properties and decreased for the Springhill Suites Seattle, Hyatt Place Germantown, Hyatt Place North Charleston, Hampton Inn Austin, Homewood Suites Austin, Hampton Inn Houston and Residence Inn Houston Medical Center properties for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $10.2 million for the three months ended March 31, 2025 from $12.9 million for the three months ended March 31, 2024. Such decrease was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst properties during the three months ended March 31, 2025.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.5 million for the three months ended March 31, 2025 from $1.8 million for the three months ended March 31, 2024. The decrease in property taxes, insurance and other expenses was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst properties during the three months ended March 31, 2025.

Depreciation and amortization

Depreciation and amortization was $1.9 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to no depreciation being recorded for real estate assets held for sale. The decrease was also due to the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst properties during the three months ended March 31, 2025.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased to $1.9 million for each of the three months ended March 31, 2025 and 2024. These general and administrative expenses consisted primarily of asset management fees, and directors’ fees.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs increased to $4.8 million for the three months ended March 31, 2025 from $4.5 million for the three months ended March 31, 2024. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties was $3.2 million for the three months ended March 31,2025 compared to $0 for the three months ended March 31, 2024. The Residence Inn Austin, Residence Inn Grapevine, and Courtyard Marriott Lyndhurst properties were sold during the three months ended March 31, 2025 for an aggregate sales price of $64.3 million.

Income Tax Expense

Our income tax benefit was $4,000 for the three months ended March 31, 2025 compared to our income tax expense $12,000 for the three months ended March 31, 2024. The decrease was due to a decrease in state taxable income of our taxable REIT subsidiary, or TRS, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Our principal demand for funds is for the payment of operating expenses, principal and interest payments on our outstanding indebtedness and, subject to the approval of the Plan of Liquidation by our stockholders, the payment of any liquidating distributions to our stockholders. However, we can give no assurance regarding the amount and timing of any liquidating distributions that we may pay to our stockholders if the Plan of Liquidation is approved by our stockholders.

Our principal short-term source of liquidity is the operating cash flows generated from our hotel properties. Historically, proceeds from our public offering supplied a significant portion of our available cash. However, our public offering has been terminated and we do not expect to resume raising capital pursuant to the sale of our securities. Since 2020, we have taken measures to preserve capital and increase liquidity, including suspending our monthly distribution and postponing non-essential capital improvements. We anticipate funding our near-term cash needs with operating cash flows generated from our properties.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the continued disposition of assets (provided that the Plan of Liquidation is approved by our stockholders), or short-term borrowing, all of which may be more costly to us in the current economic environment.

During 2024, we placed six of our fifteen hotel properties on the market for sale: (1) the Residence Inn Austin, (2) the Residence Inn Grapevine, (3) the Marriott Courtyard Lyndhurst, (4) the Embassy Suites Nashville, (5) the Townplace Suites Fort Worth, and (6) the Residence Inn Houston Medical Center. On December 10, 2024, we sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million. On February 6, 2025, we sold the Residence Inn Grapevine property to an unaffiliated purchaser for $22.5 million. On February 6, 2025, we sold the Residence Inn Austin property to an unaffiliated purchaser for $20.5 million. On March 21, 2025, we sold the Marriott Courtyard Lyndhurst property to an unaffiliated purchaser for $21.3 million. On April 11, 2025, we sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million. On April 21, 2025, we entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

If the Plan of Liquidation is approved by our stockholders, we will commence with an orderly sale of our remaining properties; provided, however, that the Residence Inn Houston Medical Center is excluded from the Plan of Liquidation and the sale of such property is not contingent upon the approval of the Plan of Liquidation by our stockholders. Upon approval of the Plan of Liquidation by our stockholders, our properties may be sold individually or as one or more multi-property portfolios. We can give no assurance regarding the timing of property dispositions or the sale prices we will receive for our properties. A number of our properties are subject to mortgage loans which matured and became due and payable in full during 2024 or which will mature and become due and payable in full during 2025. We may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of a property prior to the maturity date of the loan secured by such property, successfully refinance such loan or negotiate a maturity date extension or other accommodations for such loan, the lender may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

Net Cash (Used In) Provided by Operating Activities

As of both March 31, 2025 and 2024, we owned interests in eleven and fifteen hotel properties, respectively. Net cash (used in) provided by operating activities for the three months ended March 31, 2025 and 2024 was $(13.1) million and $1.1 million, respectively. The increase in cash used in operating activities for the three months ended March 31, 2025 was primarily due to the fact that accounts payable and accrued expenses and due to related parties decreased by $3.2 million $6.5 million, respectively, for the three months ended March 31 2025 compared to increases in accounts payable and due to related parties of $300,000 and $4.3 million, respectively, for the three months ended March 31, 2024.

Net Cash Provided by (Used in) Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $62.1 million compared to net cash used in investing activities of $(704,000) for the three months ended March 31, 2024. The increase in cash provided by investing activities was primarily due to proceeds from the sale hotel properties of $64.3 million during the three months ended March 31, 2025 compared to cash paid for improvements and additions to hotel properties of $704,000 during the three months ended March 31, 2024.

Net Cash Used In Financing Activities

For the three months ended March 31, 2025, our cash flows from financing activities consisted primarily of repayments of notes payable and repayment of notes payable to related party. Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $(54.7) million and $(1.3) million, respectively. The increase in cash used in financing activities for the three months ended March 31, 2025 was primarily due to the fact that we repaid $44.7 million in notes payable and $10.0 million in notes payable to related party for the three months ended March 31, 2025 compared to repayments of notes payable of $1.3 million and proceeds from notes payable to related party of $160,000 for the three months ended March 31, 2024.

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2025, we had cash, cash equivalents and restricted cash of $23.5 million.

Debt

We have used secured and unsecured debt as a means of providing additional funds for the acquisition of real property. By operating on a leveraged basis, we expected that we would have more funds available for investments and would be able to make more investments than would otherwise be possible, which would potentially result in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of March 31, 2025, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders). As of March 31, 2025, the mortgage loans secured by six of our eleven remaining hotel properties, representing approximately $104.4 million in maturing indebtedness, mature during the remainder of 2025. If the Plan of Liquidation is approved by our stockholders, we will use the proceeds of the sale of our remaining properties to repay the mortgage loans secured by such properties. Our liquidity position raises substantial doubt about our ability to continue as a going concern and our capability to pay the mortgage loans maturing during the year ending December 31, 2025.

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

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We have elected to extend such maturity date for a second year to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.07% as of March 31, 2025. The balance of the Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to June 30, 2025. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.07% as of March 31, 2025. The balance of the Second Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon will be due and payable in full on August 20, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.07% as of March 31, 2025. The balance of the Third Related Party Note was $10.0 million as of as of each of March 31, 2025 and December 31, 2024.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon will be due and payable in full on April 13, 2025, provided that we have the right to extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The effective interest rate for the Fourth Related Party Note was 13.07% as of March 31, 2025. The Fourth Related Party Note, including all accrued interest, was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $10.0 million as of each of March 31, 2025 and December 31, 2024.

From January 1, 2024, to June 30, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we have the right to extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 and $10 million as of March 31, 2025 and December 31, 2024, respectively.

Interest will be paid on all amounts outstanding under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay any amounts due under the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $15.7 million and $14.5 million as of March 31, 2025 and December 31, 2024, respectively.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the Related Party Note, the Second Related Party Note, the Third Related Party Note, the Fourth Related Note, and the Fifth Related Party Note, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due 30 years from the dates of the loans. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration was $6.5 million and $7.5 million respectively as of March 31, 2025 and December 31, 2024.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the U.S. Small Business Administration loans, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

Aggregate Indebtedness

As of March 31, 2025, our outstanding indebtedness totaled $214.8 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration in the aggregate principal amount of $174.8 million, and (ii) the Related Party Note, the Second Related Party Note, the Third Related Party Note, and the Fourth Related Party Note, in the aggregate principal amount of $40.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2025 and December 31, 2024, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2025 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt obligations(1)	$174,778	$105,537	$40,705	$22,502	$6,034
Interest payments on outstanding debt obligations(2)	17,015	5,221	6,099	2,687	3,008
Total	$191,793	$110,758	$46,804	$25,189	$9,042

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2025.

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

As of March 31, 2025, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2025, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of March 31, 2025, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2025, our total operating expenses were $7.0 million, which included $4.9 million in operating expenses incurred directly by us and $2.1 million in operating expenses incurred by our advisor on our behalf. Of that $7.0 million in total operating expenses incurred during four fiscal quarters ended March 31, 2025, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $2.1 million in operating expenses during four fiscal quarters ended March 31, 2025. As of March 31, 2025, we had $972,000 due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2025.

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

Impairment of Hotel Properties

We monitor events and changes in circumstances indicating that the carrying amounts of a hotel property may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Loss on impairment of hotel properties was $0 for each of the three months ended March 31, 2025 and 2024, respectively.

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

Inflation

As of March 31, 2025, our investments consisted of ownership interests in eleven hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of March 31, 2025, we were not experiencing any material impact from inflation.

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

Distributions

On March 24, 2020, our board unanimously approved the indefinite suspension of the payment of distributions to our stockholders, effective immediately, and the operations of the DRP, effective as of April 6, 2020. We do not expect to resume the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds of our liquidation (if the Plan of Liquidation is approved by our stockholders).

We did not make any distributions for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, we had cash used in operating activities of $13.1 million, and $(3.6) million in funds from operations. For the three months ended March 31, 2024, we had cash provided by operating activities of $1.1 million, and $(2.8) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through March 31, 2025, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. In addition, FFO and MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. In particular, acquisition costs and other adjustments, which are increases to MFFO, may be a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2025 and 2024 and a reconciliation of such non-GAAP financial performance measures to our net loss (in thousands).

	Three months ended March 31,
	2025	2024
Net Loss	$(2,429)	$(6,928)
Adjustments:
Depreciation and amortization of real estate	1,856	4,026
Gain on sale of hotel properties	(3,159)
Funds from Operations	(3,732)	(2,902)
Adjustments:
Amortization of debt issuance costs	149	133
Modified Funds from Operations	$(3,583)	$(2,769)

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements included herein, we evaluated all subsequent events and transactions for potential recognition or disclosure through May 15, 2025, the date the consolidated financial statements were available for issuance.

Embassy Suites Nashville

On April 11, 2025, we sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million.

Notes Payable to Related Parties

On April 11, 2025, we repaid the Fourth Related Party Note in the amount of $10.0 million.

Residence Inn Houston Medical Center

On April 21, 2025, we entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for a purchase price of $33.0 million. The Residence Inn Houston Medical Center is excluded from the terms of the Plan of Liquidation and therefore the completion of the sale of the property is not contingent upon the approval of the Plan of Liquidation by our stockholders.

Hilton Garden Inn Austin

On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property in the principal amount of $16.2 million.

Plan of Liquidation

On April 15, 2025, our board unanimously approved the sale of all our assets and our dissolution pursuant to the Plan of Liquidation and recommended that the Plan of Liquidation be submitted to our stockholders for approval. The Plan of Liquidation will become effective only upon the approval of the Plan of Liquidation by our stockholders. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders, the timing of our liquidation following approval of the Plan of Liquidation by our stockholders, or the amount of liquidating distributions (if any) that we may pay to our stockholders pursuant to the Plan of Liquidation.

If our stockholders approve the Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and known liabilities, providing for the payment of our unknown or contingent liabilities, distributing the net proceeds (if any) from our liquidation to our stockholders and winding up our operations and dissolving. In the interim, we intend to (i) continue to manage our portfolio of properties to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position the properties for a potential sale, and (ii) identify potential purchasers for our properties (contingent upon the approval of the Plan of Liquidation by the Company’s stockholders).

We cannot complete the sale of our remaining assets and our dissolution pursuant to the terms of the Plan of Liquidation unless our stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board will continue to meet to evaluate other strategic alternatives to pursue, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term. Our liquidity position raises substantial doubt about our ability to continue as a going concern and our capability to pay the mortgage loans maturing during the year ending December 31, 2025.

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

As of March 31, 2025, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans which bear interest at floating rates, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of March 31, 2025 and December 31, 2024, our mortgage notes payable secured by the respective assets, consisted of the following ($ amounts in thousands):

Loan	Principal as of March 31, 2025	Principal as of December 31, 2024	Interest Rate at March 31, 2025	Maturity Date
Residence Inn Austin(1)	$—	$14,842	—	—
Springhill Suites Seattle	39,825	40,062	4.380%	October 1, 2026
Homewood Suites Woodlands	7,999	8,049	4.690%	April 11, 2025
Hyatt Place Germantown	5,656	5,696	7.250%	June 29, 2028
Hyatt Place North Charleston	5,320	5,354	9.000%	November 29, 2028
Hampton Inn Austin	9,415	9,461	9.000%	November 6, 2029
Residence Inn Grapevine(2)	—	10,836	—	—
Marriott Courtyard Lyndhurst(3)	—	17,058	—	—
Hilton Garden Inn Austin(4)	16,206	16,240	4.530%	December 11, 2024
Hampton Inn Great Valley	7,058	7,102	4.700%	April 11, 2025
Embassy Suites Nashville(5)	36,760	37,003	4.2123%	July 11, 2025
Homewood Suites Austin	9,528	9,587	4.650%	August 11, 2025
Hampton Inn Houston	3,714	3,762	9.500%	April 28, 2028

Residence Inn Houston Medical Center	26,805	26,920	10.000%	April 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	6,492	7,494	3.750%	November 2051
Total notes payable	174,778	219,466

Less unamortized debt issuance costs	(553)	(702)
Total notes payable, net of unamortized debt issuance costs	$174,225	$218,764

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(3)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21,250,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(4)	The current lenders for the mortgage loan on the Hilton Garden Inn Austin, which matured on December 11, 2024, has agreed to temporarily forbear on any of its remedies while the Company finalizes the terms of new replacement loans with a new lender.

(5)	Property sold on April 11, 2025 to an unaffiliated purchaser for $57,500,000. The proceeds of such sale were used to repay the mortgage loan secured by this property.

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

Credit Risk

We are exposed to credit risk. Credit risk in our investments in debt and securities relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based upon that evaluation, we concluded that, as of March 31, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.

Despite the identified material weakness, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

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

In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of March 31, 2025, our internal control over financial reporting was ineffective based on those criteria.

Management noted the following deficiency that management believes to be a material weakness:

-	Lack of sufficient controls around inputs and assumptions used in management’s impairment analysis.

In response to the above identified weakness in our internal control over inputs and assumptions used in our analysis of properties for impairment, we plan to improve these weaknesses in our evaluation. We expect to conclude these remediation initiatives during the year ending December 31, 2025. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

We can provide no assurances that the Plan of Liquidation will be approved by our stockholders, or if it is, that we will be able to successfully implement the Plan of Liquidation.

Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation, approval of the Plan of Liquidation requires the affirmative vote of a majority of all of the shares of common stock outstanding. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders, the timing of the liquidation of our company following approval of the Plan of Liquidation by our stockholders, or the amount of liquidating distributions (if any) that we may pay to our stockholders pursuant to the Plan of Liquidation.

If the Plan of Liquidation is not approved by our stockholders, our board of directors will continue to meet to evaluate other strategic alternatives to pursue in the best interest of our company and our stockholders, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain the required stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term, which may result in the initiation of foreclosure proceedings by the lenders.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

Prior to the approval of the Plan of Liquidation by our stockholders, we may enter agreements to sell certain of our properties. Any such agreements entered into prior to the approval of the Plan of Liquidation by our stockholders will provide that the closing of the sales of such properties will be subject to the approval of the Plan of Liquidation, among other closing conditions. If our stockholders approve the Plan of Liquidation, we will seek to enter into further agreements for the sale of each of our remaining properties, which agreements will also provide for various closing conditions. If any of the transactions contemplated by the sale agreements we enter into do not close because of a buyer default, the failure of a closing condition to be satisfied or for any other reason, we will need to locate a new buyer for the properties subject to such agreements, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer for, and negotiating a new sale agreement with respect to, any such properties. In the event that we incur such additional costs, the amount of our liquidating distributions, if any, may be delayed or reduced.

If we are unable to find buyers for some or all of our properties within our expected timeframe or at our expected sales prices, our liquidating distributions (if any) may be delayed or reduced.

Subject to the approval of the Plan of Liquidation by our stockholders, we intend to sell all of our remaining properties. However, there can be no assurance that any of our properties will sell within our expected timeframe or for their projected sales prices. Our ability to successfully implement the Plan of Liquidation and pay any liquidating distributions to our stockholders may be adversely affected by volatility experienced by the U.S. and global economies, the U.S. hospitality market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic conditions may be due to, among other issues, concerns over inflation and interest rates, volatility in the public equity and debt markets, pandemics and infectious disease outbreaks, geopolitical instability (such as the war in Ukraine), tariffs imposed by the United States on certain foreign goods and retaliatory tariffs on certain U.S. goods imposed by other countries, social unrest and other economic and geopolitical conditions beyond our control. Such current conditions, or similar conditions existing in the future, may adversely affect our ability to locate buyers for our remaining properties or the price at which such properties may be sold and may delay the completion of the sales of such properties.

We may have overestimated the sales prices that we will ultimately be able to obtain for our properties. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. Further, due to our substantial amount of leverage as a result of decreased real estate values, the ultimate net proceeds from our liquidation paid to our stockholders (if any) may be significantly impacted by small changes in real estate value. If we are not able to find buyers for our properties in a timely manner or if we have overestimated the sales prices we will receive for our properties, any liquidating distributions we pay may be delayed or reduced. Furthermore, real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, the availability of suitable buyers and financing, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. In addition, higher than anticipated transactional fees and expenses, environmental liabilities of which we are unaware or other unknown liabilities, if any, may adversely impact the net liquidation proceeds to us from the sale of our properties. No assurance can be given as to the amount, if any, of liquidating distributions our stockholders will ultimately receive.

If our stockholders approve the Plan of Liquidation, we will have the authority to sell our assets under such terms as we deem appropriate without further stockholder approval.

If our stockholders approve the Plan of Liquidation, we will have the authority to sell all of our properties on such terms and to such parties as our Advisor determines in its sole discretion. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such property sales.

If our liquidation costs or unpaid liabilities are greater than we expect, any liquidating distributions may be delayed or reduced.

Before paying a final liquidating distribution (if any), we will need to pay or arrange for the payment of all of our transaction costs and expenses associated with the liquidation, all other costs and expenses and all valid claims of our creditors. Our board may also decide to establish one or more reserve funds or escrow accounts to meet our known liabilities and liquidating expenses and our estimated, unascertained or contingent liabilities and expenses. Our board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us or our directors and officers, for which we would pay a premium that has not yet been determined. The amounts of the various transaction costs associated with our liquidation are not yet final and our estimates of such costs may prove to be inaccurate. To the extent that we have underestimated such costs, our actual net proceeds from liquidation per share may be lower than anticipated. If the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us or our directors and officers, our liquidating distributions (if any) may be delayed or reduced. Further, if we establish a reserve fund, the payment of any liquidating distributions to our stockholders may be delayed or reduced. No assurance can be given as to the amount, if any, of liquidating distributions our stockholders will ultimately receive.

Our entity value may be adversely affected by adoption of the Plan of Liquidation.

If our stockholders approve the Plan of Liquidation, we expect to be committed to winding-up our operations and dissolving. This may adversely affect the value that a potential acquirer might place on our company. It may also preclude other beneficial courses of action not yet identified by our board.

There can be no assurance that a planned liquidation pursuant to the Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other strategic alternatives.

If our stockholders approve the Plan of Liquidation, they will no longer participate in any future earnings or benefit from any increases in the value of our properties once such properties are sold. Although our board and management believe that a planned liquidation is in our best interest and the best interest of our stockholders, it is possible that pursuing one or more of the other alternatives, including those not yet identified by our board, would maximize stockholder value to a greater extent at this time. In that case, we will be foregoing those opportunities if we implement the Plan of Liquidation.

The Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.

Extraordinary corporate actions by a company, such as the proposed Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of the date of this Quarterly Report, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, we could incur significant costs and expenses in connection with the litigation, which could reduce the amount of any liquidating distributions we pay. In addition, the litigation could divert management’s attention from implementing the Plan of Liquidation.

In certain circumstances, our board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation even if it is approved by our stockholders.

Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of our Articles of Dissolution by the state of Maryland, our board may terminate the Plan of Liquidation for any reason without stockholder approval. Further, notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although our board has no present intention to pursue any alternative to the Plan of Liquidation, our board may conclude that terminating the Plan of Liquidation is in the best interest of us and our stockholders. If our board elects to pursue any alternative to the Plan of Liquidation, our stockholders would not receive any liquidating distributions pursuant to the Plan of Liquidation.

Pursuing the Plan of Liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.

For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal corporate income tax. Although our board does not presently intend to terminate our REIT status prior to paying the final liquidating distribution to our stockholders and our dissolution, our board may take actions pursuant to the Plan of Liquidation that would result in such a loss of REIT status. Upon payment of the final liquidating distribution and our dissolution, our legal existence and our REIT status will terminate. However, there is a risk that our actions during the liquidation process may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements during the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

●	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

●	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;

●	be subject to increased state and local taxes; and

●	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could substantially reduce the amount of liquidating distributions we pay to our stockholders.

Pursuing the Plan of Liquidation may cause us to be subject to federal corporate income tax, which would reduce the amount of our liquidating distributions.

We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal corporate income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the amount of liquidating distributions we pay to our stockholders.

So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.

Distributing beneficial interests in a liquidating trust may trigger tax consequences to our stockholders.

The REIT provisions of the Internal Revenue Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Any liquidating distributions that we pay pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our properties at acceptable prices during such period. In such event, rather than retain our properties and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in our stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. To the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust is less than the stockholder’s basis in our stock, such loss is expected to be recognizable at the time of the transfer to the liquidating trust, but not before such time. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time the beneficial interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the quarter ended March 31, 2025.

Share Repurchase Program

In response to the COVID-19 pandemic, our board of directors indefinitely suspended our share repurchase program effective as of April 6, 2020. We do not expect to resume the repurchase of shares of our common stock pursuant to our share repurchase program.

If our board of directors elects to resume the repurchase of shares of our common stock pursuant to our share repurchase program, it may provide our stockholders with a limited opportunity to have their shares of our common stock repurchased by us. Even if reinstated, our share repurchase program will contain certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time. In addition, our board of directors will reserve the right to amend, suspend or terminate our share repurchase program at any time upon 10 days’ prior written notice to our stockholders.

During the three months ended March 31, 2025, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: May 15, 2025	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)