Form 10-Q
period 2025-06-30
Moody National REIT II, Inc.
filed 2025-08-13
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Investment in hotel properties, net	$122,358	$174,712
Real estate assets held for sale	30,368	115,346
Cash and cash equivalents	7,442	9,305
Restricted cash	9,306	19,886
Accounts receivable, net of allowance of $23 and $34 as of June 30, 2025 and December 31, 2024	772	744
Prepaid expenses and other assets	709	932
Deferred franchise costs, net of accumulated amortization of $391 and $567 at June 30, 2025 and December 31, 2024, respectively	248	479
Total Assets	$171,203	$321,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $510 and $702 as of June 30, 2025 and December 31, 2024	$120,298	$218,764
Notes payable to related party	28,000	50,000
Accounts payable and accrued expenses	4,274	14,855
Due to related parties, net	14,492	23,213
Dividends payable	70	70
Total Liabilities	167,134	306,902

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at June 30, 2025 and December 31, 2024	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(301,086)	(290,890)
Total stockholders’ equity	4,691	14,887
Noncontrolling interests deficit in Operating Partnership	(623)	(386)
Total Equity	4,068	14,501
Total Liabilities and Equity	$171,203	$321,404

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Room revenue	$11,479	$21,362	$25,163	$38,245
Other hotel revenue	609	1,404	1,644	2,683
Total hotel revenue	12,088	22,766	26,807	40,928

Expenses
Hotel operating expenses	8,414	14,185	18,635	27,114
Property taxes, insurance and other	1,207	1,774	2,748	3,537
Depreciation and amortization	2,153	4,032	4,009	8,058
Corporate general and administrative	1,316	1,754	3,249	3,616
Loss on impairment of hotel properties	7,000	21,833	7,000	21,833
Total expenses	20,090	43,578	35,641	64,158

Operating loss	(8,002)	(20,812)	(8,834)	(23,230)

Other expenses (income)
Interest expense and amortization of debt issuance costs	3,885	4,886	8,645	9,384
Gain on sale of hotel properties	(4,126)	—	(7,285)	—
Total other expenses	(241)	4,886	1,360	9,384

Loss before income taxes	(7,761)	(25,698)	(10,194)	(32,614)

Income tax expense	243	84	239	96

Net loss	(8,004)	(25,782)	(10,433)	(32,710)

Loss attributable to noncontrolling interests in Operating Partnership	181	584	237	741

Net loss attributable to common stockholders	$(7,823)	$(25,198)	$(10,196)	$(31,969)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(0.57)	$(1.85)	$(0.75)	$(2.34)
Weighted average common shares outstanding	13,640	13,640	13,640	13,640

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three and six months ended June 30, 2025 and 2024

(in thousands)

(unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity
Balance at March 31, 2024	—	$—	13,640	$136	$305,641	$(200,018)	316	$1,719	$107,478
Net loss	—	—	—	—	—	(25,198)	—	(584)	(25,782)
Balance at June 30, 2024	—	$—	13,640	$136	$305,641	$(225,216)	316	$1,135	$81,696

Balance at March 31, 2025	—	$—	13,640	$136	$305,641	$(293,263)	316	$(442)	$12,072
Net loss	—	—	—	—	—	(7,823)	—	(181)	(8,004)
Balance at June 30, 2025	—	$—	13,640	$136	$305,641	$(301,086)	316	$(623)	$4,068

Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406
Net loss	—	—	—	—	—	(31,969)	—	(741)	(32,710)
Balance at June 30, 2024	—	$—	13,640	$136	$305,641	$(225,216)	316	$1,135	$81,696

Balance at December 31, 2024	—	$—	13,640	$136	$305,641	$(290,890)	316	$(386)	$14,501
Net loss	—	—	—	—	—	(10,196)	—	(237)	(10,433)
Balance at June 30, 2025	—	$—	13,640	$136	$305,641	$(301,086)	316	$(623)	$4,068

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,433)	$(32,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,009	8,058
Amortization of debt issuance costs	192	286
Loss on impairment of hotel properties	7,000	21,833
Gain on sale of hotel properties	(7,285)	—
Changes in operating assets and liabilities
Accounts receivable	(28)	(427)
Prepaid expenses and other assets	223	(1)
Accounts payable and accrued expenses	(10,581)	535
Due to related parties	(8,721)	(1,009)
Net cash used in operating activities	(25,624)	(3,435)

Cash flows from investing activities
Proceeds from sale of hotel properties	137,594	—
Improvements and additions to hotel properties	(650)	(935)
Payment of hotel property selling costs	(3,106)	—
Net cash provided by (used in) investing activities	133,838	(935)

Cash flows from financing activities
Repayment of notes payable	(98,657)	(2,583)
Proceeds of notes payable to related party	—	10,000
Repayment of notes payable to related party	(22,000)	—
Payment of debt issuance costs	—	(115)
Net cash (used in) provided by financing activities	(120,657)	7,302

Net change in cash and cash equivalents and restricted cash	(12,443)	2,932
Cash and cash equivalents and restricted cash at beginning of period	29,191	25,064
Cash and cash equivalents and restricted cash at end of period	$16,748	$27,996

Supplemental Disclosure of Cash Flow Activity
Cash paid for interest	$12,004	$5,608
Cash paid for income taxes	$99	$—
Supplemental Disclosure of Non-Cash Investing Activity
Non-cash proceeds from foreclosure of hotel property	$15,844	$—

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

1.       Organization

As discussed in Note 5, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of June 30, 2025, the Company owned interests in nine hotel properties located in five states comprising a total of 1,210 rooms. For more information on the Company’s real estate investments, see Note 3, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

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

On June 26, 2017, the Company reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”). On January 16, 2018, the Advisor (as defined below) assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intended to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 6, “Related Party Arrangements.”

On January 18, 2018, the Company filed a registration statement on Form S-11 (Registration No. 333-222610) registering $990.0 million in any combination of the Shares to be sold on a “best efforts” basis in the Company’s follow-on public offering. The SEC declared the registration statement with respect to the follow-on public offering effective on July 19, 2018.

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

The COVID-19 pandemic dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of the Company’s hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on the Company’s business, financial performance and operating results. Since March 2020, the Company has experienced a significant decline in bookings, occupancy and revenues across the Company’s hotel properties. The Company’s hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on the Company’s results of operations and cash flow from operations. In addition, the Company reduced certain services and amenities at the Company’s hotel properties due to the COVID-19 pandemic.

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties, except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. The mortgage notes payable secured by the Homewood Suites Woodlands and the Hampton Inn Great Valley matured on April 11, 2025. Hotel revenue has been deposited to lockbox accounts controlled by the lenders for these properties and no foreclosure proceedings have been initiated for either property.

In response to the COVID-19 pandemic, the Company terminated its follow-on public offering of common stock (including pursuant to the DRP), effective as of March 2020. The Company is not currently raising capital through the sale of its securities and the Company does not expect to resume raising capital. The Company has also indefinitely suspended the payment of distributions to stockholders effective as of March 2020 and the operation of its share repurchase program effective as of April 2020. The Company does not expect to resume repurchasing shares pursuant to its share repurchase program or the payment of distributions, other than any liquidating distributions paid to its stockholders from the net proceeds (if any) of the Company’s liquidation (if the Plan of Liquidation (as defined below) is approved by the Company’s stockholders).

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

The following table includes revenues, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to the consolidated amounts included the Company’s unaudited consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Room revenues	$11,479	$21,362	$25,163	$38,245
Other hotel revenues	609	1,404	1,644	2,683
Total hotel revenues	12,088	22,766	26,807	40,928

Expenses
Room	3,940	5,970	8,072	12,175
Administrative	1,292	2,144	2,940	3,985
Franchise fee	1,048	1,998	2,334	3,573
Marketing	484	922	1,227	1,699
Repairs and maintenance	685	1,475	1,782	2,594
Utilities	481	765	1,206	1,451
Management fees	484	911	1,073	1,637
Insurance	452	614	1,005	1,194
Property taxes	755	1,160	1,744	2,343
Total hotel expenses	9,621	15,959	21,383	30,651

Adjusted Hotel EBITDA	2,467	6,807	5,424	10,277

Reconciliation of Adjusted Hotel EBITDA to net loss:
Other expenses (income)
Interest expense and amortization of debt issuance costs	3,885	4,886	8,645	9,384
Depreciation and amortization	2,153	4,032	4,009	8,058
Corporate general and administrative	1,316	1,754	3,249	3,616
Loss on impairment of hotel properties	7,000	21,833	7,000	21,833
Gain on sale of hotel properties	(4,126)	—	(7,285)	—
Income tax expense	243	84	239	96
	10,471	32,589	15,857	42,987

Net loss	$(8,004)	$(25,782)	$(10,433)	$(32,710)

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

As of June 30, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2025.

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

Concentration of Risk

As of June 30, 2025, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At June 30, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $4.8 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $7.2 million.

The Company is exposed to geographic risk in that five of its nine hotel properties are located in one state, Texas.

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

Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives (years)
Buildings and improvements	39-40
Exterior improvements	10-20
Furniture, fixture and equipment	5-10

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

Impairments of Hotel Properties

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $7.0 million and $21.8 million, respectively, for each of the three and six months ended June 30, 2025 and 2024.

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

The following is a reconciliation of the Company’s cash and cash equivalents and restricted cash to the total presented in the unaudited consolidated statement of cash flows as of June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$7,442	$11,024
Restricted cash	9,306	16,972
Total cash and cash equivalents and restricted cash	$16,748	$27,996

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

Deferred Franchise Costs

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $391,000 and $567,000 as of June 30, 2025 and December 31, 2024, respectively.

Expected future amortization of deferred franchise costs as of June 30, 2025 is as follows (in thousands):

Years Ending December 31,
2025	$24
2026	53
2027	44
2028	44
2029	36
Thereafter	47
Total	$248

Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

Years Ending December 31,
2025	$87
2026	157
2027	123
2028	97
2029	46
Thereafter	—
Total	$510

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of June 30, 2025 and December 31, 2024 held by the Company’s independent directors.

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

3.	Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions

The following table sets forth summary information regarding the Company’s investment in hotel properties and real estate assets held for sale as of June 30, 2025 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Springhill Suites Seattle	May 24, 2016	Seattle, Washington	100%	$74,100	234	$39,595
Homewood Suites Woodlands	September 27, 2017(3)	The Woodlands, Texas	100%	17,356	91	7,999
Hyatt Place Germantown	September 27, 2017(3)	Germantown, Tennessee	100%	16,074	127	5,620
Hyatt Place North Charleston	September 27, 2017(3)	North Charleston, South Carolina	100%	13,806	113	5,294
Hampton Inn Austin	September 27, 2017(3)	Austin, Texas	100%	19,328	123	9,374
Hampton Inn Great Valley	September 27, 2017(3)	Frazer, Pennsylvania	100%	15,285	125	7,058
Homewood Suites Austin	September 27, 2017(3)	Austin, Texas	100%	18,835	96	9,471
Hampton Inn Houston	September 27, 2017(3)	Houston, Texas	100%	9,958	119	3,667
Residence Inn Houston Medical Center(4)	April 29, 2019	Houston, Texas	100%	52,000	182	26,741
Totals				$236,742	1,210	$114,819

(1)	Excludes closing costs.
(2)	As of June 30, 2025.
(3)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).
(4)	On April 21, 2025, the Company entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

Investment in hotel properties consisted of the following at June 30, 2025 and December 31, 2024 (all amounts in thousands):

	June 30, 2025	December 31, 2024
Land	$28,052	$40,084
Buildings and improvements	118,398	164,139
Furniture, fixtures and equipment	29,929	36,408
Total cost	176,379	240,631
Accumulated depreciation	(54,021)	(65,919)
Investment in hotel properties, net	$122,358	$174,712

Dispositions of Hotel Properties

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

Effective May 6, 2025, following a default under the loan documents related to a missed debt service payment, the borrower under the mortgage loan secured by the Hilton Garden Inn Austin relinquished ownership of the property to the lender in a foreclosure transaction. The mortgage loan secured by the Hilton Garden Inn Austin matured in December 2024.

Real Estate Assets Held for Sale

On April 21, 2025, the Company entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

The carrying value of real estate assets held for sale as of June 30, 2025 and December 31, 2024 is as follows (all $ amounts in thousands):

	June 30, 2025	December 31, 2024
Residence Inn Austin	$—	$19,645
Residence Inn Grapevine	—	20,019
Marriott Courtyard Lyndhurst	—	19,523
Embassy Suites Nashville	—	56,159
Residence Inn Houston Medical Center	30,368	—
Total	$30,368	$115,346

4.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets,” for purposes of this calculation, is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of June 30, 2025, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of June 30, 2025 and December 31, 2024, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2025	Principal as of December 31, 2024	Interest Rate at June 30, 2025	Maturity Date
Residence Inn Austin(1)	$—	$14,842	—	—
Springhill Suites Seattle	39,595	40,062	4.380%	October 1, 2026
Homewood Suites Woodlands(6)	7,999	8,049	4.690%	April 11, 2025
Hyatt Place Germantown	5,620	5,696	7.250%	June 29, 2028
Hyatt Place North Charleston	5,294	5,354	9.000%	November 29, 2028
Hampton Inn Austin	9,374	9,461	9.000%	November 6, 2029
Residence Inn Grapevine(2)	—	10,836	—	—
Marriott Courtyard Lyndhurst(3)	—	17,058	—	—
Hilton Garden Inn Austin(4)	—	16,240	—	—
Hampton Inn Great Valley(6)	7,058	7,102	4.700%	April 11, 2025
Embassy Suites Nashville(5)	—	37,003	—	—
Homewood Suites Austin	9,471	9,587	4.650%	August 11, 2025
Hampton Inn Houston	3,667	3,762	9.500%	April 28, 2028
Residence Inn Houston Medical Center	26,741	26,920	10.000%	October 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	5,989	7,494	3.750%	November 2051
Total notes payable	120,808	219,466
Less unamortized debt issuance costs	(510)	(702)
Total notes payable, net of unamortized debt issuance costs	$120,298	$218,764

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(3)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21.3 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(4)	On May 6, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.
(5)	Property sold on April 11, 2025 to an unaffiliated purchaser for $57.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(6)	The current lenders for the mortgage loans on the Homewood Suites Woodlands and the Hampton Inn Great Valley, which matured April 11, 2025, have temporarily forborne on any of their remedies while the Company finalizes the terms of new loans.

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

Scheduled maturities of the Company’s notes payable for each of the next five calendar years and collectively thereafter, as of June 30, 2025, are as follows (all amounts in thousands):

Years ending December 31,
2025	$52,065
2026	39,832
2027	866
2028	13,684
2029	8,800
Thereafter	5,561
Total	$120,808

Loan Maturities

The Company is considering various alternatives to extend or refinance loans maturing in 2025 and thereafter. This is expected to include the sale of additional properties.

Economic Injury Disaster Loans

The Company obtained fifteen loans (collectively, the “Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due November 2051. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $6.0 million and $7.5 million, respectively, as of June 30, 2025 and December 31, 2024.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, was originally due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to fully extend such maturity date to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.08% as of June 30, 2025. The balance of the Related Party Note was $10.0 million as of June 30, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, was originally due and payable in full on June 30, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to fully extend such maturity date to June 30, 2026. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.08% as of June 30, 2025. The balance of the Second Related Party Note was $10.0 million as of June 30, 2025 and December 31, 2024.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, was originally due and payable in full on August 20, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.08% as of June 30, 2025. The balance of the Third Related Party Note was $8.0 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, was originally due and payable in full on April 13, 2025, provided that the Company had the option to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The Fourth Related Party Note was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $0 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.

From January 1, 2024 to June 30, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.

Interest will be paid on any outstanding principal amounts under the Related Party Note, the Second Related Party Note, and the Third Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay any amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $11.9 million and $14.5 million as of June 30, 2025 and December 31, 2024, respectively.

The estimated fair value of the Company’s notes payable as of June 30, 2025 and December 31, 2024, was $121 million and $219 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of June 30, 2025, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 7 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of June 30, 2025
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

The Board is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distributions

The Company first paid distributions on September 15, 2015. On March 24, 2020, the Board unanimously approved the suspension of (i) the payment of distributions to the Company’s stockholders, effective immediately, and (ii) the operation of the DRP, effective as of April 6, 2020, due to the impact that the COVID-19 pandemic had on the Company’s hotel properties. The payment of distributions and the operation of the DRP will remain suspended until such time as the Board approves their resumption, which is not expected to occur.

Noncontrolling Interest Deficit in Operating Partnership

Noncontrolling interest deficit in the OP at June 30, 2025 and December 31, 2024 was $623,000 and $386,000, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $181,000 and $584,000 for the three months ended June 30, 2025 and 2024, respectively, and was $237,000 and $741,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Sales Commissions and Dealer Manager Fees

From January 1, 2017 through June 12, 2017, the Company paid Moody Securities an up-front selling commission of up to7.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering and a dealer manager fee of up to 3.0% of the gross proceeds of what are now the Class A Shares sold in the primary offering. Beginning on June 12, 2017, the Company reallocated its common shares into four separate share classes, Class A Shares, Class T Shares, Class I Shares and Class D Shares, with differing fees for each class of shares.

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of June 30, 2025, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of June 30, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2025, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of June 30, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three and six months ended June 30, 2025 and 2024, and does not expect to incur any such fees in the future.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and six months ended June 30, 2025 and 2024.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur financing coordination fees payable to the Advisor during each of the three and six months ended June 30, 2025 and 2024.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. For the three months ended June 30, 2025 and 2024, the Company incurred property management fees of $484,000 and $911,000, respectively, and accounting fees of $50,000 and $113,000, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred property management fees of $1.1 million and $1.6 million, respectively, and accounting fees of $150,000 and $225,000, respectively, which are included in hotel operating expense in the accompanying unaudited consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of June 30, 2025, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. For the three months ended June 30, 2025 and 2024, the Company incurred asset management fees of $789,000 and $1.2 million, respectively, payable to the Advisor, and for the six months ended June 30, 2025 and 2024, the Company incurred asset management fees of $1.8 million and $2.4 million, respectively, payable to Advisor, which are recorded in corporate general and administrative expenses in the accompanying unaudited consolidated statements of operations.

Disposition Fee

The Company may also pay the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. The Company incurred disposition fees payable to the Advisor of $431,000 and $0 during the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024, the Company incurred disposition fees of $1.0 million and $0 respectively, payable to Advisor.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2025, total operating expenses of the Company were $6.6 million, which included $4.5 million in operating expenses incurred directly by the Company and $2.1 million incurred by the Advisor on behalf of the Company. Of the $6.6 million in total operating expenses incurred during the four fiscal quarters ended June 30, 2025, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.1 million during the four fiscal quarters ended June 30, 2025. As of June 30, 2025, the Company had $1.0 million due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 4, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $28.0 million and $50.0 million as of June 30, 2025 and December 31, 2024, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of June 30, 2025 and December 31, 2024, is as follows (all $ amounts in thousands):

	June 30, 2025	December 31, 2024
Operating expense reimbursement	$1,021	$267
Asset management fee (advance)	(1,421)	4,819
Accounts payable to Property Manager	2,995	3,127
Accounts payable to Moody Capital	—	525
Accrued interest on related party notes	11,897	14,475
Total due to related parties, net	$14,492	$23,213

7.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of June 30, 2025, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

For the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024, no compensation expense was recorded by the Company related to such shares of restricted stock. As of June 30, 2025, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

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

Restricted Cash

Under certain management and debt agreements existing at June 30, 2025, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of June 30, 2025 and December 31, 2024 are as follows (all $ amounts in thousands):

	June 30, 2025	December 31, 2024
Real estate taxes	$2,141	$4,927
Insurance	—	7
Hotel furniture and fixtures	3,894	7,649
Debt service	1,768	5,645
Property improvement plan	1,503	1,658
Total restricted cash	$9,306	$19,886

Franchise Agreements

As June 30, 2025, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.0 million and $2.0 million for each of the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $3.6 million for each of the six months ended June 30, 2025 and 2024, respectively, which amounts are included in hotel operating expenses in the accompanying unaudited consolidated statements of operations.

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

As of June 30, 2025, the Company had operating loss and capital loss carry-forwards of $29.3 million and $534,000, respectively.

The Company had deferred tax assets of $0 as of June 30, 2025 and December 31, 2024, net of a valuation allowance of $26.9 million and $25.5 million as of June 30, 2025 and December 31, 2024, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of June 30, 2025, the TRS had a net operating loss carry-forward of $128.0 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal income tax rate to the loss before taxes (all $ amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Statutory federal tax benefit	$(1,681)	$(5,414)	$(2,191)	(6,869)
Federal tax impact of REIT election	1,214	5,003	802	5,618
Statutory federal tax benefit at TRS	(467)	(411)	(1,389)	(1,251)
State Income tax expense, net of federal benefit	243	84	239	96
Change in valuation allowance	467	411	1,389	1,251
Income tax expense	$243	$84	$239	$96

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company’s TRS before taxes were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Book loss before income taxes of the TRS	$(2,225)	$(1,954)	$(6,615)	$(5,956)

Statutory rate at 21%	$(467)	$(411)	$(1,389)	$(1,251)
Effect of state and local income taxes, net of federal tax benefit	243	84	239	96
Change in valuation allowance	467	411	1,389	1,251
Income tax expense	$243	$84	$239	$96

On June 30, 2025, the Company had net deferred tax assets of $0. The Company has past years’ federal and state tax operating loss carryforwards of the TRS that will generally expire in 2034 through 2039 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will not generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined previously recognized deferred income tax benefits would not be recognized and recorded an additional $2.3 million of valuation allowance during the year ended December 31, 2024. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

11.	Liquidity and Going Concern

As of June 30, 2025, the mortgage loans secured by four of our nine remaining hotel properties, representing approximately $51.3 million in maturing indebtedness, mature during the remainder of 2025 and notes payable to related parties of $20.0 million mature within one year. The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and its ability to pay the mortgage loans maturing for a period of one year following the issue date of these unaudited consolidated financial statements.

The timing and amount of proceeds from the sales of hotel properties and the Company’s ability to extend or to refinance maturing loans is difficult to predict and may not be sufficient to cover the Company’s working capital and liquidity needs for the next twelve months.

Plan of Liquidation

On April 15, 2025, the Board unanimously approved the sale of all the Company’s assets and the Company’s dissolution pursuant to a plan of complete liquidation and dissolution (the “Plan of Liquidation”) and recommended that the Plan of Liquidation be submitted to the Company’s stockholders for approval. The principal purpose of the Plan of Liquidation is to attempt to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing any net proceeds from the Company’s liquidation to its stockholders.

The Plan of Liquidation will become effective only upon the approval of the Plan of Liquidation by the Company’s stockholders. The Company can provide no assurances as to the ultimate approval of the Plan of Liquidation by the Company’s stockholders, the timing of the liquidation of the Company’s assets following approval of the Plan of Liquidation by the Company’s stockholders, or the amount of liquidating distributions (if any) that the Company may pay to the Company’s stockholders pursuant to the Plan of Liquidation (if approved by the Company’s stockholders).

If the Company’s stockholders approve the Plan of Liquidation, the Company intends to pursue an orderly liquidation of the Company by selling all of the Company’s remaining assets, paying the Company’s debts and known liabilities, providing for the payment of the Company’s unknown or contingent liabilities, distributing the net proceeds (if any) from the liquidation to the Company’s stockholders and winding up the Company’s operations and dissolving the Company. Pursuant to the Plan of Liquidation, the sale of the Residence Inn Houston Medical Center is not subject to the approval of the Plan of Liquidation by the Company’s stockholders and will be completed, subject to the satisfaction of all applicable closing conditions with respect thereto, regardless of whether the Company’s stockholders approve the Plan of Liquidation. In the interim, the Company intends to (i) continue to manage its portfolio of properties to maintain and, if possible, improve the quality, income-producing ability and stability of the properties and better position the properties for a potential sale, and (ii) identify potential purchasers for the Company’s properties (with any such sale being contingent upon the approval of the Plan of Liquidation by the Company’s stockholders).

The Company cannot complete the sale of its remaining assets (excluding the Residence Inn Houston Medical Center) and its dissolution pursuant to the terms of the Plan of Liquidation unless the Company’s stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by the Company’s stockholders, the Board will continue to meet to evaluate other strategic alternatives to pursue, including, without limitation, continuing to operate under the Company’s current business plan or seeking approval of a plan of liquidation at a future date. However, if the Company is unable to obtain stockholder approval of the Plan of Liquidation, the Company may be unable to meet its maturing debt obligations in the near term. The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and its capability to pay the mortgage loans maturing during the year ending December 31, 2025 and beyond.

12.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through August 13, 2025, the date the unaudited consolidated financial statements were available for issuance.

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

Factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to obtain the required stockholder approval of the Plan of Liquidation, or if we do receive such stockholder approval, whether we will be able to successfully implement the Plan of Liquidation and sell our remaining assets, pay our debts and distribute the net proceeds from our liquidation (if any) to our stockholders as we intend. We can give no assurance regarding the timing of asset dispositions, the sale prices we will receive for our assets or the amount and timing of liquidating distributions (if any) that we may pay to our stockholders if the Plan of Liquidation is approved by our stockholders.
●	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation (if approved by our stockholders), which may reduce or delay our payment of any liquidating distributions to our stockholders.
●	If we are unable to obtain the required stockholder approval of the Plan of Liquidation, we may continue to operate under our current business plan or seek approval of a plan of liquidation at a future date. However, if we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term.
●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is indefinitely suspended, and we do not expect to resume the repurchase of shares pursuant to our share repurchase program. Even if we resume the repurchase of shares, our share repurchase program will be subject to significant limitations.

●	Our ability to obtain financing or refinancing on acceptable terms, satisfy our existing debt service obligations and negotiate extensions or other modifications to the terms of our existing financing arrangements to the extent necessary. Our liquidity position raises substantial doubt about our ability to continue as a going concern and its capability to pay the mortgage loans secured by our properties maturing during the year ending December 31, 2025.
●	Foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties. If we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term, which may result in the initiation of foreclosure proceedings by lenders. On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.
●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties. Payment of these fees will be made prior to any liquidating distributions are paid to our stockholders (if the Plan of Liquidation is approved by our stockholders).
●	We have a limited portfolio of nine remaining hotel properties, the majority of which are located in the state of Texas. As a result, market or economic downturns, extreme weather events or other natural disasters with a disproportionate adverse impact on Texas will have a more significant adverse impact on our financial condition than if we possessed a larger and more diversified investment portfolio. In addition, due to the small size of our remaining portfolio, our fixed costs associated with managing our company and our portfolio of hotels are a large percentage of our net operating income.
●	Our success depends on the performance of our sponsor and affiliates of our sponsor.
●	We suspended the payment of distributions in March 2020 and have not resumed distribution payments. We do not expect to resume the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds (if any) of our liquidation (if the Plan of Liquidation is approved by our stockholders).
●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
●	Stockholders should not rely on any prior estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock. We did not determine an estimated NAV per share as of December 31, 2024.
●	Our investments in real estate may be affected by unfavorable real estate market conditions and general economic conditions, which could decrease the value of those assets. Such events would make it more difficult for us to meet our debt service obligations and successfully implement the Plan of Liquidation (assuming it is approved by our stockholders), which could in turn reduce the amount of any liquidating distributions that we may pay to our stockholders pursuant to the Plan of Liquidation.
●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.
●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.
●	Our concentration of investments in the hospitality sector leaves our profitability vulnerable to a downturn or slowdown in the sector.
●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.
●	We may have difficulty selling our properties, which may limit our ability to pay liquidating distributions, and we may be forced to dispose of properties at a time or upon terms that we would not otherwise choose in order to repay the financing secured by such properties.
●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.
●	We may change our operational policies without stockholder consent.
●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.
●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.
●	Lenders may require us to enter into restrictive covenants relating to our operations.
●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.
●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.
●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

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

As of June 30, 2025, our portfolio consisted of ownership interests in nine hotel properties located in five states, comprising a total of 1,210 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

COVID-19 Pandemic

The global COVID-19 pandemic had a significant adverse effect on our financial condition and operating results.

The COVID-19 pandemic dramatically reduced travel, which had an unprecedented adverse impact on the hotel industry. As a result, the COVID-19 pandemic had a significant adverse effect on the operating results of our hotel properties, which depend primarily upon revenues driven by business and leisure travel, and on our business, financial performance and operating results. Since March 2020, we experienced a significant decline in bookings, occupancy and revenues across our hotel properties. Our hotel properties have operated at a property net operating loss since the outbreak of COVID-19, which had an adverse impact on our results of operations and cash flow from operations. In addition, we reduced certain services and amenities at our hotel properties as a result of the COVID-19 pandemic.

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders, such as extending the maturity date or paying default interest. As discussed in Note 4, “Debt,” to the consolidated financial statements included in the Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties, except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. The mortgage notes payable secured by the Homewood Suites Woodlands and the Hampton Inn Great Valley matured on April 11, 2025. Hotel revenue has been deposited to lockbox accounts controlled by the lenders for these properties and no foreclosure proceedings have been initiated for either property. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

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

Plan of Liquidation

On April 15, 2025, our board of directors unanimously approved the sale of all of our remaining assets and our dissolution pursuant to the Plan of Liquidation and recommended that the Plan of Liquidation be submitted to our stockholders for approval. The principal purpose of the Plan of Liquidation is to attempt to provide liquidity to our stockholders by selling our assets, paying our debts and distributing any net proceeds from our liquidation to our stockholders.

On or about July 7, 2025, we commenced distribution to our stockholders of a definitive proxy statement with respect to our annual meeting of stockholders, to be held on September 30, 2025, at which our stockholders will be asked to approve, in addition to other matters, the Plan of Liquidation.

The Plan of Liquidation will become effective only upon the approval of the Plan of Liquidation by our stockholders. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders, the timing of the liquidation of our assets following the approval of the Plan of Liquidation by our stockholders, or the amount of liquidating distributions (if any) that we may pay to our stockholders pursuant to the Plan of Liquidation (if the Plan of Liquidation is approved by our stockholders).

If our stockholders approve the Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and known liabilities, providing for the payment of our unknown or contingent liabilities, distributing the net proceeds (if any) from the liquidation to our stockholders and winding up our operations and dissolving. Pursuant to the Plan of Liquidation, the sale of the Residence Inn Houston Medical Center is not subject to the approval of the Plan of Liquidation by our stockholders and will be completed, subject to the satisfaction of all applicable closing conditions with respect thereto, regardless of whether our stockholders approve the Plan of Liquidation. In the interim, we intend to (i) continue to manage our portfolio of properties to maintain and, if possible, improve the quality, income-producing ability and stability of the properties and better position the properties for a potential sale, and (ii) identify potential purchasers for our properties (with any such sale being contingent upon the approval of the Plan of Liquidation by our stockholders).

We cannot complete the sale of our remaining assets (excluding the Residence Inn Houston Medical Center) and our dissolution pursuant to the terms of the Plan of Liquidation unless our stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board of directors will continue to meet to evaluate other strategic alternatives to pursue, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term. Our liquidity position raises substantial doubt about our ability to continue as a going concern and our capability to pay the mortgage loans maturing during the year ending December 31, 2025 and beyond.

Merger with Moody National REIT I, Inc.

On September 27, 2017, the merger of Moody National REIT I, Inc., or Moody I, with and into our company, and the merger of Moody National Operating Partnership I, L.P., or Moody I OP, the operating partnership of Moody I, with and into our operating partnership, which we collectively refer to herein as the Mergers were completed. For additional discussion of the Mergers, see the notes to the unaudited consolidated financial statements included in this Quarterly Report.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Portfolio

Adverse economic conditions affecting the hospitality sector, the geographic regions in which we have invested or the real estate market generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our hospitality investments. As discussed above, the COVID-19 pandemic had a significant adverse effect on our hotel properties.

Results of Operations

We were formed on July 25, 2014. As of June 30, 2025, we owned interests in nine hotel properties located in five states, comprising a total of 1,210 rooms. As of June 30, 2024, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. During the six months ended June 30, 2025, we sold or disposed of five hotel properties, the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin, for an aggregate sales price of $138.3 million. The proceeds of such sales were used to repay the mortgage loans secured by such properties.

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

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

Revenue

Hotel revenue decreased to $12.1 million for the three months ended June 30, 2025 from $22.8 million for the three months ended June 30, 2024 due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended June 30, 2025 and 2024 (all $ amounts in thousands).

	Three months ended June 30,		Increase
	2025	2024	(Decrease)
Springhill Suites Seattle	$3,219	$3,325	$(106)
Homewood Suites Woodlands	749	885	(136)
Hyatt Place Germantown	1,067	1,260	(193)
Hyatt Place North Charleston	861	950	(89)
Hampton Inn Austin	709	1,051	(342)
Hampton Inn Great Valley	1,002	1,070	(68)
Homewood Suites Austin	907	1,151	(244)
Hampton Inn Houston	637	770	(133)
Residence Inn Houston Medical Center	2,053	1,994	59
TOTAL	$11,204	$12,456	$(1,252)

Revenues decreased for all hotel properties except the Residence Inn Houston Medical Center for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $8.4 million for the three months ended June 30, 2025 from $14.2 million for the three months ended June 30, 2024. Such decrease was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.2 million for the three months ended June 30, 2025 from $1.8 million for the three months ended June 30, 2024. The decrease in property taxes, insurance and other expenses was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization was $2.2 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to no depreciation being recorded for real estate assets held for sale. The decrease was also due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1.3 million for the three months ended June 30, 2025 from $1.8 million for the three months ended June 30, 2024. These general and administrative expenses consisted primarily of asset management fees, and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $7.0 million and $21.8 million for the three months ended June 30, 2025 and 2024, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount to estimated fair value of the Hyatt Place Germantown, Hampton Inn Austin, Hampton Inn Great Valley and Homewood Suites Austin during the three months ended June 30, 2025 and the Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth and Residence Inn Houston Medical Center during the three months ended June 30, 2024.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $3.9 million for the three months ended June 30, 2025 from $4.9 million for the three months ended June 30, 2024. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties was $4.1 million for the three months ended June 30, 2025 compared to $0 for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million, and, following a default under the loan documents related to a missed debt service payment, the Company relinquished ownership of the Hilton Garden Inn Austin property to the lender in a foreclosure transaction.

Income Tax Expense

Our income tax expense was $243,000 for the three months ended June 30, 2025 compared to our income tax expense of $84,000 for the three months ended June 30, 2024. The increase was due to an increase in state taxable income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024

Revenue

Hotel revenue was $26.8 million and $40.9 million for the six months ended June 30, 2025 and 2024, respectively.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the six months ended June 30, 2025 and 2024 (all $ amounts in thousands):

	Six months ended June 30,		Increase
	2025	2024	(Decrease)
Springhill Suites Seattle	$5,180	$5,306	$(126)
Homewood Suites Woodlands	1,486	1,604	(118)
Hyatt Place Germantown	1,994	2,196	(202)
Hyatt Place North Charleston	1,481	1,657	(176)
Hampton Inn Austin	1,602	1,965	(363)
Hampton Inn Great Valley	1,589	1,694	(105)
Homewood Suites Austin	1,940	2,267	(327)
Hampton Inn Houston	1,275	1,421	(146)
Residence Inn Houston Medical Center	4,260	4,332	(72)
Total	$20,807	$22,442	$(1,635)

Revenues decreased for all hotel properties for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $18.6 million for the six months ended June 30, 2025 from $27.1 million for the six months ended June 30, 2024. Such decrease was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $2.7 million for the six months ended June 30, 2025 from $3.5 million for the six months ended June 30, 2024. The decrease in property taxes, insurance and other expenses was primarily due the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased to $4.0 million for the six months ended June 30, 2025 from $8.1 million for the six months ended June 30, 2024. The decrease was due to no depreciation being recorded for real estate assets held for sale. The decrease was also due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the six months ended June 30, 2025.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $3.2 million for the six months ended June 30, 2025 from $3.6 million for the six months ended June 30, 2024. These general and administrative expenses consisted primarily of asset management fees, and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $7.0 million and $21.8 million for the six months ended June 30, 2025 and 2024, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount to estimated fair value of the Hyatt Place Germantown, Hampton Inn Austin, Hampton Inn Great Valley and Homewood Suites Austin during the six months ended June 30, 2025 and the Marriott Courtyard Lyndhurst, Townplace Suites Forth Worth and Residence Inn Houston Medical Center during the six months ended June 30, 2024.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $8.6 million for the six months ended June 30, 2025 from $9.4 million for the six months ended June 30, 2024. The decrease in interest expense and amortization of debt issuance costs was primarily due to a decrease in the balance of notes payable related to properties sold offset by an increase in interest rates for matured loans and loan renewals, extensions and refinancings. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties was $7.3 million for the six months ended June 30, 2025 compared to $0 for the six months ended June 30, 2024. During the six months ended June 30, 2025, we sold the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, and Embassy Suites Nashville properties, and, following a default under the loan documents related to a missed debt service payment, we relinquished ownership of the Hilton Garden Inn Austin property to the lender in a foreclosure transaction.

Income Tax Expense

Our income tax expense was $239,000 for the six months ended June 30, 2025 compared to $96,000 for the six months ended June 30, 2024. The increase was due to an increase in state taxable income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

During 2024, we placed six of our then-fifteen hotel properties on the market for sale: (1) the Residence Inn Austin, (2) the Residence Inn Grapevine, (3) the Marriott Courtyard Lyndhurst, (4) the Embassy Suites Nashville, (5) the Townplace Suites Fort Worth, and (6) the Residence Inn Houston Medical Center. On December 10, 2024, we sold the Townplace Suites Fort Worth property to an unaffiliated purchaser for $9.1 million. On February 6, 2025, we sold the Residence Inn Grapevine property to an unaffiliated purchaser for $22.5 million. On February 6, 2025, we sold the Residence Inn Austin property to an unaffiliated purchaser for $20.5 million. On March 21, 2025, we sold the Marriott Courtyard Lyndhurst property to an unaffiliated purchaser for $21.3 million. On April 11, 2025, we sold the Embassy Suites Nashville property to an unaffiliated purchaser for $57.5 million. On April 21, 2025, we entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

If the Plan of Liquidation is approved by our stockholders, we will commence with an orderly sale of our remaining properties; provided, however, that the Residence Inn Houston Medical Center is excluded from the Plan of Liquidation and the sale of such property is not contingent upon the approval of the Plan of Liquidation by our stockholders. Upon approval of the Plan of Liquidation by our stockholders, our properties may be sold individually or as one or more multi-property portfolios. We can give no assurance regarding the timing of property dispositions or the sale prices we will receive for our properties. A number of our properties are subject to mortgage loans which matured and became due and payable in full during 2024 or which have or will mature and become due and payable in full during 2025. We may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of a property prior to the maturity date of the loan secured by such property, successfully refinance such loan or negotiate a maturity date extension or other accommodations for such loan, the lender may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents, as occurred in May 2025 with respect to the Hilton Garden Inn Austin property. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

Net Cash Used in Operating Activities

As of June 30, 2025 and 2024, we owned interests in nine and fifteen hotel properties, respectively. Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $25.6 million and $3.4 million, respectively. The increase in cash used in operating activities was primarily due to the decrease in accounts payable and accrued expenses of $10.5 million and decrease in due to related parties of $8.7 million for the six months ended June 30, 2025 compared to the increase in accounts payable and accrued expenses of $535,000 and decrease in due to related parties of $1.0 million for the six months ended June 30, 2024.

Net Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $133.8 million compared to net cash used in investing activities of $935,000 for the six months ended June 30, 2024. The increase in cash provided by investing activities was primarily due to the proceeds from sale of hotel properties of $138.3 million for the six months ended June 30, 2025 compared to proceeds from sale of hotel properties of $0 for the six months ended June 30, 2024.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2025, our cash flows from financing activities consisted primarily of repayments of notes payable and repayment of notes payable to related party. Net cash (used in) provided by financing activities for the six months ended June 30, 2025 and 2024 was $(120.7) million and $7.3 million, respectively. The increase in cash used in financing activities for the six months ended June 30, 2025 was primarily due to repayment of notes payable of $98.7 million and repayment of notes payable to related party of $22.0 million for the six months ended June 30, 2025 compared to repayment of notes payable of $2.7 million and proceeds of notes payable to related party of $10.0 million for the six months ended June 30, 2024.

Cash and Cash Equivalents and Restricted Cash

As of June 30, 2025, we had cash, cash equivalents and restricted cash of $16.7 million.

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

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of June 30, 2025, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 4, “Debt,” to the unaudited consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. However, there can be no guarantee that our lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders). As of June 30, 2025, the mortgage loans secured by four of our nine remaining hotel properties, representing approximately $51.3 million in maturing indebtedness, mature during the remainder of 2025. If the Plan of Liquidation is approved by our stockholders, we will use the proceeds of the sale of our remaining properties to repay the mortgage loans secured by such properties. Our liquidity position raises substantial doubt about our ability to continue as a going concern and our capability to pay the mortgage loans maturing during the year ending December 31, 2025.

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

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We have elected to fully extend such maturity date to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.08% as of June 30, 2025. The balance of the Related Party Note was $10.0 million as of June 30, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to fully extend such maturity date to June 30, 2026. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.08% as of June 30, 2025. The balance of the Second Related Party Note was $10.0 million as of June 30, 2025 and December 31, 2024.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon were originally due and payable in full on August 20, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We elected to extend such maturity date for one year to August 20, 2025. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.08% as of June 30, 2025. The balance of the Third Related Party Note was $8.0 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon were originally due and payable in full on April 13, 2025, provided that we had the right to extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The Fourth Related Party Note was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $0 and $10 million as of June 30, 2025 and December 31, 2024, respectively.

From January 1, 2024, to June 30, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we had the right to extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 and $10 million as of June 30, 2025 and December 31, 2024, respectively.

Interest will be paid on all amounts outstanding under the Related Party Note, the Second Related Party Note and the Third Related Party Note, as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay any amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $11.9 million and $14.5 million as of June 30, 2025 and December 31, 2024, respectively.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the Related Party Note, the Second Related Party Note, and the Third Related Party Note, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due November 1951. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration was $6.0 million and $7.5 million, respectively, as of June 30, 2025 and December 31, 2024.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the U.S. Small Business Administration loans, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders (if the Plan of Liquidation is approved by our stockholders).

Aggregate Indebtedness

As of June 30, 2025, our outstanding indebtedness totaled $148.8 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration in the aggregate principal amount of $120.8 million, and (ii) the Related Party Note, the Second Related Party Note, and the Third Related Party Note, in the aggregate principal amount of $28.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2025 and December 31, 2024, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 4, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2025 (all $ amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt obligations(1)	$120,808	$52,065	$40,698	$22,484	$5,561
Interest payments on outstanding debt obligations(2)	14,679	3,222	6,048	2,651	2,758
Total	$135,487	$55,287	$46,746	$25,135	$8,319

(1)	Amounts include principal payments only.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2025.

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

As of June 30, 2025, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2025, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of June 30, 2025, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2025, our total operating expenses were $6.6 million, which included $4.5 million in operating expenses incurred directly by us and $2.1 million in operating expenses incurred by our advisor on our behalf. Of that $6.6 million in total operating expenses incurred during the four fiscal quarters ended June 30, 2025, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $2.1 million in operating expenses during the four fiscal quarters ended June 30, 2025. As of June 30, 2025, we had $1.0 million due to our advisor for operating expense reimbursements.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2025.

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

Impairment of Hotel Properties

We monitor events and changes in circumstances indicating that the carrying amounts of a hotel property may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Loss on impairment of hotel properties were $7.0 million and $21.8 million for the three and six months ended June 30, 2025 and 2024.

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

Inflation

As of June 30, 2025, our investments consisted of ownership interests in nine hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of June 30, 2025, we were not experiencing any material impact from inflation.

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

We did not make any distributions for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, we had cash used in operating activities of $25.6 million, and $(6.7) million in funds from operations. For the six months ended June 30, 2024, we had cash used in operating activities of $3.4 million, and $(2.8) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through June 30, 2025, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2025 and 2024, and a reconciliation of such non-GAAP financial performance measures to our net loss (all $ amounts in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(8,004)	$(25,782)	$(10,433)	$(32,710)
Adjustments:
Depreciation and amortization of real estate	2,153	4,032	4,009	8,058
Loss on impairment of hotel properties	7,000	21,833	7,000	21,833
Gain on sale of hotel properties	(4,126)	—	(7,285)	—
Funds from Operations	(2,977)	83	(6,709)	(2,819)
Adjustments:
Amortization of debt issuance costs	43	153	192	286
Modified Funds from Operations	$(2,934)	$236	$(6,517)	$(2,533)

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

In preparing the consolidated financial statements included herein, we evaluated all subsequent events and transactions for potential recognition or disclosure through August 13, 2025, the date the unaudited consolidated financial statements were available for issuance.

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

As of June 30, 2025, our indebtedness, as described below, was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans which bear interest at floating rates, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2025 and December 31, 2024, our mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of June 30, 2025	Principal as of December 31, 2024	Interest Rate at June 30, 2025	Maturity Date
Residence Inn Austin(1)	$—	$14,842	—	—
Springhill Suites Seattle	39,595	40,062	4.380%	October 1, 2026
Homewood Suites Woodlands(6)	7,999	8,049	4.690%	April 11, 2025
Hyatt Place Germantown	5,620	5,696	7.250%	June 29, 2028
Hyatt Place North Charleston	5,294	5,354	9.000%	November 29, 2028
Hampton Inn Austin	9,374	9,461	9.000%	November 6, 2029
Residence Inn Grapevine(2)	—	10,836	—	—
Marriott Courtyard Lyndhurst(3)	—	17,058	—	—
Hilton Garden Inn Austin(4)	—	16,240	—	—
Hampton Inn Great Valley(6)	7,058	7,102	4.700%	April 11, 2025
Embassy Suites Nashville(5)	—	37,003	—	—
Homewood Suites Austin	9,471	9,587	4.650%	August 11, 2025
Hampton Inn Houston	3,667	3,762	9.500%	April 28, 2028
Residence Inn Houston Medical Center	26,741	26,920	10.000%	October 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	5,989	7,494	3.750%	November 2051
Total notes payable	120,808	219,466
Less unamortized debt issuance costs	(510)	(702)
Total notes payable, net of unamortized debt issuance costs	$120,298	$218,764

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(3)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21.3 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(4)	On May 6, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.
(5)	Property sold on April 11, 2025 to an unaffiliated purchaser for $57.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.
(6)	The current lenders for the mortgage loans on the Homewood Suites Woodlands and the Hampton Inn Great Valley, which matured April 11, 2025, have temporarily forborne on any of their remedies while we finalize the terms of new loans.

Monthly payments of principal and interest are due and payable until the maturity date.

Each of our hotel properties are subject to a mortgage loan bearing interest at a fixed rate secured by our ownership interest in the property, except for the Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans, which bear interest at floating rates.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based upon that evaluation, we concluded that, as of June 30, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.

Despite the identified material weakness, management concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

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

In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of June 30, 2025, our internal control over financial reporting was ineffective based on those criteria.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

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

Subject to the approval of the Plan of Liquidation by our stockholders, we intend to sell all of our remaining properties. However, there can be no assurance that any of our properties will sell within our expected timeframe or for their projected sales prices. Our ability to successfully implement the Plan of Liquidation and pay any liquidating distributions to our stockholders may be adversely affected by volatility experienced by the U.S. and global economies, the U.S. hospitality market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic conditions may be due to, among other issues, concerns over inflation and interest rates, volatility in the public equity and debt markets, pandemics and infectious disease outbreaks, geopolitical instability, tariffs imposed by the United States on certain foreign goods and retaliatory tariffs on certain U.S. goods imposed by other countries, social unrest and other economic and geopolitical conditions beyond our control. Such current conditions, or similar conditions existing in the future, may adversely affect our ability to locate buyers for our remaining properties or the price at which such properties may be sold and may delay the completion of the sales of such properties.

In order to find buyers for our properties in a timely manner, we may be required to lower our asking price below the low end of our current estimate of a property’s market value. Further, due to our substantial amount of leverage as a result of decreased real estate values, the ultimate net proceeds from our liquidation paid to our stockholders (if any) may be significantly impacted by small changes in real estate value. If we are not able to find buyers for our properties in a timely manner or if we have overestimated the sales prices we will receive for our properties, any liquidating distributions we pay may be delayed or reduced. Furthermore, real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, the availability of suitable buyers and financing, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. In addition, higher than anticipated transactional fees and expenses, environmental liabilities of which we are unaware or other unknown liabilities, if any, may adversely impact the net liquidation proceeds to us from the sale of our properties. No assurance can be given as to the amount, if any, of liquidating distributions our stockholders will ultimately receive.

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

Before paying a final liquidating distribution (if any), we will need to pay or arrange for the payment of all of our transaction costs and expenses associated with the liquidation, all other costs and expenses and all valid claims of our creditors. Our board may also decide to establish one or more reserve funds or escrow accounts to meet our known liabilities and liquidating expenses and our estimated, unascertained or contingent liabilities and expenses. Our board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us or our directors and officers, for which we would pay a premium that has not yet been determined. The amounts of the various transaction costs associated with our liquidation are not yet final and our estimates of such costs may prove to be inaccurate. To the extent that we have underestimated such costs, our actual net proceeds from liquidation per share may be lower than anticipated. If the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us or our directors and officers, our liquidating distributions (if any) may be delayed or reduced. Further, if we establish a reserve fund, the payment of any liquidating distributions to our stockholders may be delayed or reduced. No assurance can be given as to the amount, if any, of liquidating distributions our stockholders will ultimately receive. After the payment of all our liabilities and expenses and the establishment of applicable reserves, there may not be proceeds from our liquidation available for the payment of any liquidating distributions.

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

Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.

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

Our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with the Plan of Liquidation

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the amount of any liquidating distributions to be paid to our stockholders or holders of beneficial interests of any liquidating trust.

We will continue to incur the expenses of complying with public company reporting requirements following the approval of the Plan of Liquidation by our stockholders.

Until our liquidation and dissolution are complete, we will have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. If the Plan of Liquidation is approved, in order to curtail expenses, we may, after filing our Articles of Dissolution, seek relief from the SEC from certain reporting requirements under the Exchange Act. We anticipate that, if we seek such relief and it is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, we may not seek such relief or the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if we do not obtain any reporting relief from the SEC, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements of the Exchange Act would reduce the amount of any liquidating distributions we pay to our stockholders.

Our directors and officers and the Advisor and its affiliates may have conflicts of interest that may influence their support of the Plan of Liquidation and may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders.

Certain of our directors and officers and our Advisor and its affiliates have interests in our liquidation that may be different from the interests of our stockholders. Consequently, our directors and officers and the Advisor and its affiliates, in some instances, may be more motivated to support the Plan of Liquidation than might otherwise be the case if they did not have such interests. In addition, due to such interests, our directors and officers and our Advisor and its affiliates may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process. Our board considered the actual and potential conflicts of interest presented by such interests in approving the Plan of Liquidation and recommending that our stockholders approve the Plan of Liquidation Proposal.

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

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the quarter ended June 30, 2025.

Share Repurchase Program

In response to the COVID-19 pandemic, our board of directors suspended our share repurchase program effective as of April 6, 2020. We do not expect to resume the repurchase of shares of our common stock pursuant to our share repurchase program.

During the three and six months ended June 30, 2025, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

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

MOODY NATIONAL REIT II, INC.

Date: August 13, 2025	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

