Form 10-Q
period 2025-09-30
Moody National REIT II, Inc.
filed 2025-11-14
CIK 1615222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 8, 2025, there were 13,640,429 shares of the registrant’s common stock issued and outstanding, consisting of 13,000,645 shares of Class A common stock, 159,092 shares of Class I common stock, and 480,692 shares of Class T common stock.

MOODY NATIONAL REIT II, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF NET LIABILITIES

(Liquidation Basis)

(in thousands)

(unaudited)

September 30,
2025

ASSETS
Investment in hotel properties	$145,426
Cash, cash equivalents and restricted cash	16,347
Accounts receivable	723
Total Assets	$162,496

LIABILITIES
Liabilities for estimated costs in excess of receipts during liquidation	$7,723
Notes payable	120,169
Notes payable to related party	28,000
Accounts payable and accrued expenses	7,582
Due to related parties	13,122
Total Liabilities	176,596

Commitments and contingencies

Net Liabilities in Liquidation:	$(14,100)

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Investment in hotel properties, net	$40,055	$174,712
Real estate assets held for sale	96,571	115,346
Cash and cash equivalents	6,215	9,305
Restricted cash	10,132	19,886
Accounts receivable, net of allowance of $23 and $34 as of September 30, 2025 and December 31, 2024	723	744
Prepaid expenses and other assets	746	932
Deferred franchise costs, net of accumulated amortization of $405 and $567 at September 30, 2025 and December 31, 2024, respectively	237	479
Total Assets	$154,679	$321,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized debt issuance costs of $467 and $702 as of September 30, 2025 and December 31, 2024	$119,702	$218,764
Notes payable to related party	28,000	50,000
Accounts payable and accrued expenses	7,582	14,855
Due to related parties, net	13,122	23,213
Dividends payable	70	70
Total Liabilities	168,476	306,902

Special Limited Partnership Interests	1	1

Equity:
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000 shares authorized, 13,640 shares issued and outstanding at September 30, 2025 and December 31, 2024	136	136
Additional paid-in capital	305,641	305,641
Accumulated deficit	(318,547)	(290,890)
Total stockholders’ (deficit) equity	(12,770)	14,887
Noncontrolling interests deficit in Operating Partnership	(1,028)	(386)
Total (Deficit) Equity	(13,798)	14,501
Total Liabilities and Equity	$154,679	$321,404

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES

(Liquidation Basis)

(in thousands)

(unaudited)

Period ended September 30,
2025

Net liabilities in liquidation, beginning of period	$(14,100)
Change in net liabilities in liquidation	—
Net liabilities in liquidation, end of period	$(14,100)

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Room revenues	$10,527	$19,421	$35,690	$57,666
Other hotel revenues	482	1,240	2,126	3,923
Total hotel revenues	11,009	20,661	37,816	61,589

Expenses
Hotel operating expenses	7,778	14,540	26,414	41,653
Property taxes, insurance and other	1,129	1,822	3,878	5,359
Depreciation and amortization	1,415	3,986	5,425	12,044
Corporate general and administrative	962	1,594	4,211	5,210
Loss on impairment of hotel properties	14,720	18,000	21,720	39,833
Total expenses	26,004	39,942	61,648	104,099

Operating loss	(14,995)	(19,281)	(23,832)	(42,510)

Other expenses (income)
Interest expense and amortization of debt issuance costs	2,883	4,776	11,526	14,161
Gain on sale of hotel properties	—	—	(7,285)	—
Total other expenses	2,883	4,776	4,241	14,161

Loss before income taxes	(17,878)	(24,057)	(28,073)	(56,671)

Income tax (benefit) expense	(12)	30	226	126

Net loss	(17,866)	(24,087)	(28,299)	(56,797)

Loss attributable to noncontrolling interests in Operating Partnership	405	545	642	1,286

Net loss attributable to common stockholders	$(17,461)	$(23,542)	$(27,657)	$(55,511)

Per-share information – basic and diluted:
Net loss attributable to common stockholders	$(1.28)	$(1.73)	$(2.03)	$(4.07)
Weighted average common shares outstanding	13,640	13,640	13,640	13,640

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

Three and nine months ended September 30, 2025 and 2024

(Going Concern Basis)

(in thousands) (unaudited)

	Preferred Stock		Common Stock				Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Number of Units	Value	Total Equity (Deficit)
Balance at June 30, 2024	—	$—	13,640	$136	$305,641	$(225,216)	316	$1,135	$81,696
Net loss	—	—	—	—	—	(23,542)	—	(545)	(24,087)
Balance at September 30, 2024	—	$—	13,640	$136	$305,641	$(248,758)	316	$590	$57,609

Balance at June 30, 2025	—	$—	13,640	$136	$305,641	$(301,086)	316	$(623)	$4,068
Net loss	—	—	—	—	—	(17,461)	—	(405)	(17,866)
Balance at September 30, 2025	—	$—	13,640	$136	$305,641	$(318,547)	316	$(1,028)	$(13,798)

Balance at December 31, 2023	—	$—	13,640	$136	$305,641	$(193,247)	316	$1,876	$114,406
Net loss	—	—	—	—	—	(55,511)	—	(1,286)	(56,797)
Balance at September 30, 2024	—	$—	13,640	$136	$305,641	$(248,758)	316	$590	$57,609

Balance at December 31, 2024	—	$—	13,640	$136	$305,641	$(290,890)	316	$(386)	$14,501
Net loss	—	—	—	—	—	(27,657)	—	(642)	(28,299)
Balance at September 30, 2025	—	$—	13,640	$136	$305,641	$(318,547)	316	$(1,028)	$(13,798)

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands) (unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,299)	$(56,797)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,425	12,044
Amortization of debt issuance costs	235	424
Loss on impairment of hotel properties	21,720	39,833
Gain on sale of hotel properties	(7,285)	—
Changes in operating assets and liabilities:
Accounts receivable	21	(219)
Prepaid expenses and other assets	186	(6)
Accounts payable and accrued expenses	(7,273)	1,796
Due to related parties	(10,091)	3,733
Net cash (used in) provided by operating activities	(25,361)	808

Cash flows from investing activities
Proceeds from sale of hotel properties	121,750	—
Improvements and additions to hotel properties	(673)	(1,167)
Payment of hotel property selling costs	(3,108)	—
Net cash provided by (used in) investing activities	117,969	(1,167)

Cash flows from financing activities
Repayment of notes payable	(83,452)	(3,850)
Proceeds of notes payable to related party	—	10,000
Repayment of notes payable to related party	(22,000)	—
Payment of debt issuance costs	—	(115)
Net cash (used in) provided by financing activities	(105,452)	6,035

Net change in cash and cash equivalents and restricted cash	(12,844)	5,676
Cash and cash equivalents and restricted cash at beginning of period	29,191	25,064
Cash and cash equivalents and restricted cash at end of period	$16,347	$30,740

Supplemental Disclosure of Cash Flow Activity
Cash paid for interest	$13,867	$8,280
Cash paid for income taxes	$132	$—
Supplemental Disclosure of Non-Cash Investing Activity
Non-cash proceeds from foreclosure of hotel property	$15,844	$—

See accompanying notes to unaudited consolidated financial statements.

MOODY NATIONAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

1.	Organization

As discussed in Note 7, “Equity,” Moody National REIT II, Inc. (the “Company”) was initially capitalized by Moody National REIT Sponsor, LLC (the “Sponsor”). The Company’s fiscal year end is December 31.

As of September 30, 2025, the Company owned interests in nine hotel properties located in five states comprising a total of 1,210 rooms. For more information on the Company’s real estate investments, see Note 5, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

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

On June 26, 2017, the Company reallocated the Company’s shares of common stock as Class A common stock, $0.01 par value per share (“Class A Shares”), Class D common stock, $0.01 par value per share (“Class D Shares”), Class I common stock, $0.01 par value per share (“Class I Shares”), and Class T common stock, $0.01 par value per share (“Class T Shares” and, together with the Class A Shares, the Class D Shares and the Class I Shares, the “Shares”). On January 16, 2018, the Advisor (as defined below) assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intended to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funds through an increased acquisition fee, or “Contingent Advisor Payment,” as described in Note 8, “Related Party Arrangements.”

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

Plan of Liquidation

On April 15, 2025, the Company’s board of directors (the “Board”) unanimously approved the sale of all the Company’s assets and the Company’s dissolution pursuant to a plan of complete liquidation and dissolution (the “Plan of Liquidation”) and recommended that the Plan of Liquidation be submitted to the Company’s stockholders for approval. The principal purpose of the Plan of Liquidation is to attempt to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing any net proceeds from the Company’s liquidation to its stockholders. The Plan of Liquidation became effective upon the approval of the Plan of Liquidation by the Company’s stockholders on September 30, 2025.

The Plan of Liquidation authorizes the Company to undertake an orderly liquidation. In an orderly liquidation, the Company intends to sell or otherwise dispose of its remaining properties, pay or otherwise settle all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute any remaining cash to its stockholders, wind up its operations and dissolve. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways.

The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Board or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the September 30, 2025 approval of the plan by the Company’s stockholders. However, if the Company cannot sell its properties and pay its debts within such time period, or if the Board determines that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell its properties and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.

The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions, if any, the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount, if any, of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net liabilities in liquidation presented on the unaudited consolidated statement of net liabilities as of September 30, 2025.

The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as any remaining assets are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status; provided, however, that the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders

COVID-19 Pandemic

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

Each of the Company’s hotel properties is subject to a mortgage loan secured by the Company’s ownership interest in the property. If the Company is unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, the Company is current with respect to the payments due under the mortgage loans secured by the Company’s hotel properties or is in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. Certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by the Company’s properties or initiated foreclosure procedures with respect to any of the Company’s properties, except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. The mortgage note payable secured by the Homewood Suites Woodlands matured on April 11, 2025. Hotel revenue has been deposited to lockbox accounts controlled by the lenders for these properties and no foreclosure proceedings have been initiated for either property.

In response to the COVID-19 pandemic, the Company terminated its follow-on public offering of common stock (including pursuant to the DRP), effective as of March 2020. The Company is not currently raising capital through the sale of its securities and the Company does not expect to resume raising capital. The Company has also indefinitely suspended the payment of distributions to stockholders effective as of March 2020 and the operation of its share repurchase program effective as of April 2020. The Company does not expect to resume repurchasing shares pursuant to its share repurchase program or the payment of distributions, other than any liquidating distributions paid to its stockholders from the net proceeds (if any) of the Company’s liquidation pursuant to the Plan of Liquidation.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting”, as indicated, and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.

Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to September 30, 2025 (as the Plan of Liquidation was approved by the Company’s stockholders on September 30, 2025). Accordingly, on September 30, 2025, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net liabilities. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 1, “Plan of Liquidation” and Note 3, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion.

Net liabilities in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

All financial results and disclosures through September 30, 2025, prior to the adoption of the liquidation basis of accounting, are presented on a GAAP historical basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the unaudited balance sheets as of September 30, 2025 and the statements of operations, the statements of stockholders’ equity and the statements of cash flows for three and nine months September 30, 2025 and the comparative three and nine months ended September 30, 2024 are presented using the GAAP historical basis of accounting.

The interim unaudited consolidated financial statements include the accounts of the Company. All intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated financial position, results of operations and cash flows have been included.

Use of Estimates - Liquidation Basis of Accounting

Certain of the Company’s accounting estimates are particularly important for an understanding of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation including the estimated amount of cash it expects to collect on the disposal of its assets and the estimated costs to dispose of its assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

Real Estate - Liquidation Basis of Accounting

As of September 30, 2025 the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration the Company expects to realize through the disposal of its assets as it carries out the Plan of Liquidation. The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to September 30, 2025, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.

Revenue Recognition - Liquidation Basis of Accounting

Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Based on historical information and current market conditions, estimated revenue from hotels is projected through the anticipated disposition dates of the properties in the fourth quarter of 2025 and the first quarter of 2026. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the unaudited consolidated statement of net liabilities.

Accrued Liquidation Costs - Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs and are included in liabilities for estimated costs in excess of receipts during liquidation in the consolidated statement of net liabilities.

Use of Estimates – Going Concern Basis

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

Segment Information – Going Concern Basis

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

The following table includes revenues, significant hotel operating expenses, and Adjusted Hotel EBITDA for the Company’s hotels, reconciled to the consolidated amounts included the Company’s unaudited consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Room revenues	$10,527	$19,421	$35,690	$57,666
Other hotel revenues	482	1,240	2,126	3,923
Total hotel revenues	11,009	20,661	37,816	61,589

Expenses
Room	3,651	6,792	11,724	18,966
Administrative	1,213	1,945	4,154	5,930
Franchise fee	1,001	1,823	3,334	5,395
Marketing	369	833	1,596	2,533
Repairs and maintenance	603	1,404	2,385	3,997
Utilities	501	917	1,707	2,368
Management fees	440	826	1,514	2,464
Insurance	601	605	1,605	1,800
Property taxes	528	1,217	2,273	3,559
Total hotel expenses	8,907	16,362	30,292	47,012

Adjusted Hotel EBITDA	2,102	4,299	7,524	14,577

Reconciliation of Adjusted Hotel EBITDA to net loss:
Other expenses (income)
Interest expense and amortization of debt issuance costs	2,883	4,776	11,526	14,161
Depreciation and amortization	1,415	3,986	5,425	12,044
Corporate general and administrative	962	1,594	4,211	5,210
Loss on impairment of hotel properties	14,720	18,000	21,720	39,833
Gain on sale of hotel properties	—	—	(7,285)	—
Income tax (benefit) expense	(12)	30	226	126
	19,968	28,386	35,823	71,374

Net loss	$(17,866)	$(24,087)	$(28,299)	$(56,797)

Organization and Offering Costs – Going Concern Basis

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

As of September 30, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. Total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

Income Taxes – Going Concern Basis

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of September 30, 2025.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2020 through 2024 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 12, “Income Taxes.”

Fair Value Measurement – Going Concern Basis

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

With the exception of the Company’s fixed-rate notes payable, the carrying amounts of other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate their fair values due to their short-term nature. For the fair value of the Company’s notes payable, see Note 6, “Debt.”

Concentration of Risk – Going Concern Basis

As of September 30, 2025, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. The Company diversifies its cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions. The Company regularly monitors the financial stability of these financial institutions along with the balances on deposit at such institutions to minimize the Company’s potential risk and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

The Company holds cash accounts at several institutions in excess of the Federal Deposit Insurance Corporations (the “FDIC”) protection limits of $250,000. The Company’s exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. At September 30, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $3.6 million and the Company’s restricted cash accounts exceeded federally insured limits by approximately $8.0 million.

The Company is exposed to geographic risk in that five of its nine hotel properties are located in one state, Texas.

Valuation and Allocation of Hotel Properties — Acquisition – Going Concern Basis

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

Valuation and Allocation of Hotel Properties — Ownership – Going Concern Basis

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

Real Estate Assets Held for Sale – Going Concern Basis

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

Impairments of Hotel Properties – Going Concern Basis

The Company monitors events and changes in circumstances indicating that the carrying amount of a hotel property may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Losses on impairment of hotel properties were $14.7 million and $18.0 million for the three months ended September 30, 2025 and 2024, respectively, and $21.7 million and $39.8 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Revenue Recognition – Going Concern Basis

Hotel revenues, including room, food, beverage and other ancillary revenues, are recognized as the related services are delivered. Revenue is recorded net of any sales and other taxes collected from customers. Amounts received prior to guest arrival are recorded as advances from the customer and are recognized at the time of occupancy.

Cash, Cash Equivalents and Restricted Cash – Going Concern Basis

Cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the unaudited consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows as of September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$6,215	$11,491
Restricted cash	10,132	19,249
Total cash and cash equivalents and restricted cash	$16,347	$30,740

Accounts Receivable – Going Concern Basis

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

Deferred Franchise Costs – Going Concern Basis

Deferred franchise costs are recorded at cost and amortized over the term of the respective franchise contract on a straight-line basis. Accumulated amortization of deferred franchise costs was $405,000 and $567,000 as of September 30, 2025 and December 31, 2024, respectively.

Expected future amortization of deferred franchise costs as of September 30, 2025 is as follows (in thousands):

Years Ending December 31,
2025	$13
2026	53
2027	44
2028	44
2029	36
Thereafter	47
Total	$237

Debt Issuance Costs – Going Concern Basis

Debt issuance costs are presented as a direct deduction from the carrying value of the notes payable on the consolidated balance sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

Years Ending December 31,
2025	$43
2026	158
2027	123
2028	97
2029	46
Total	$467

Earnings (Loss) per Share – Going Concern Basis

Earnings (loss) per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period. Basic and diluted EPS are the same for all periods presented. There were no non-vested shares of restricted common stock as of September 30, 2025 and December 31, 2024 held by the Company’s independent directors.

Recently Issued Accounting Standards – Going Concern Basis

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

3.	Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2025, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for hotel revenue, hotel operating expenses and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

Upon transition to the liquidation basis of accounting on September 30, 2025, the Company accrued the following revenues and expenses expected to be incurred during liquidation (amounts in thousands):

September 30, 2025
Revenue
Hotel revenues	$12,292

Expenses
Hotel operating expenses, property taxes and insurance	10,193
Interest expense	3,294
Corporate general and administrative	1,070
Payment of hotel property selling costs	5,458
20,015
Liabilities for estimated costs in excess of receipts during liquidation	$(7,723)

4.	Net Liabilities in Liquidation

The net liabilities in liquidation as of September 30, 2025 would result in the payment of estimated liquidating distributions of approximately $0 per share of common stock to the Company’s stockholders of record as of September 30, 2025. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 1, Organization, “Plan of Liquidation.”

A reconciliation of total deficit of $(13,798) as of September 30, 2025 on a going concern basis to net liabilities in liquidation of $(14,100) as of September 30, 2025 on a liquidation basis is as follows (amounts in thousands):

Total deficit, September 30, 2025, going concern basis	$(13,798)
Investment in hotel properties adjustment to fair value	8,800
Prepaid expenses and other assets	(746)
Deferred franchise costs	(237)
Debt issuance costs	(467)
Liabilities for estimated costs in excess of receipts during liquidation	(7,723)
Dividends payable	70
Special Limited Partnership Interests	1
Net liabilities in liquidation, September 30, 2025	$(14,100)

5.	Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions

The following table sets forth summary information regarding the Company’s investment in hotel properties and real estate assets held for sale as of September 30, 2025 (all $ amounts in thousands):

Property Name	Date Acquired	Location	Ownership Interest	Original Purchase Price(1)	Rooms	Mortgage Debt Outstanding(2)
Springhill Suites Seattle(4)	May 24, 2016	Seattle, Washington	100%	$74,100	234	$39,364
Homewood Suites Woodlands	September 27, 2017(3)	The Woodlands, Texas	100%	17,356	91	7,933
Hyatt Place Germantown(5)	September 27, 2017(3)	Germantown, Tennessee	100%	16,074	127	5,583
Hyatt Place North Charleston	September 27, 2017(3)	North Charleston, South Carolina	100%	13,806	113	5,263
Hampton Inn Austin	September 27, 2017(3)	Austin, Texas	100%	19,328	123	9,326
Hampton Inn Great Valley(6)	September 27, 2017(3)	Frazer, Pennsylvania	100%	15,285	125	6,971
Homewood Suites Austin	September 27, 2017(3)	Austin, Texas	100%	18,835	96	9,451
Hampton Inn Houston	September 27, 2017(3)	Houston, Texas	100%	9,958	119	3,617
Residence Inn Houston Medical Center(7)	April 29, 2019	Houston, Texas	100%	52,000	182	26,675
Totals				$236,742	1,210	$114,183

(1)	Excludes closing costs.

(2)	As of September 30, 2025.

(3)	Property acquired on September 27, 2017 as a result of the merger of Moody National REIT I, Inc. (“Moody I”) with and into the Company (the “Merger”) and the merger of Moody National Operating Partnership I, L.P., the operating partnership of Moody I (“Moody I OP”), with and into the OP (the “Partnership Merger,” and together with the Merger, the “Mergers”).

(4)	On September 15, 2025, the Company entered into a purchase and sale agreement to sell the Springhill Suites Seattle to an unaffiliated purchaser for an aggregate purchase price of $51.0 million.

(5)	On September 15, 2025, the Company entered into a purchase and sale agreement to sell the Hyatt Place Germantown to an unaffiliated purchaser for an aggregate purchase price of $11.0 million.

(6)	On September 26, 2025, the Company entered into a purchase and sale agreement to sell the Hampton Inn Great Valley to an unaffiliated purchaser for an aggregate purchase price of $10.4 million.

(7)	On April 21, 2025, the Company entered into a purchase and sale agreement to sell the Residence Inn Houston Medical Center to an affiliated purchaser for an aggregate purchase price of $33.0 million.

As a result of adopting the liquidation basis of accounting on September 30, 2025, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties as it carries out its Plan of Liquidation.

Investment in hotel properties on a going concern basis consisted of the following at September 30, 2025 and December 31, 2024 (all amounts in thousands):

	September 30, 2025	December 31, 2024
Land	$9,863	$40,084
Buildings and improvements	39,875	164,139
Furniture, fixtures and equipment	14,478	36,408
Total cost	64,216	240,631
Accumulated depreciation	(24,161)	(65,919)
Investment in hotel properties, net	$40,055	$174,712

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

Real Estate Assets Held for Sale

The carrying value of real estate assets held for sale on a going concern basis as of September 30, 2025 and December 31, 2024 is as follows (all $ amounts in thousands):

	September 30, 2025	December 31, 2024
Residence Inn Austin	$—	$19,645
Residence Inn Grapevine	—	20,019
Marriott Courtyard Lyndhurst	—	19,523
Embassy Suites Nashville	—	56,159
Springhill Suites Seattle	44,841	—
Hyatt Place Germantown	10,960	—
Hampton Inn Great Valley	10,402	—
Residence Inn Houston Medical Center	30,368	—
Total	$96,571	$115,346

6.	Debt

The Company’s aggregate borrowings are reviewed by the Board at least quarterly. Under the Company’s Articles of Amendment and Restatement (as amended, the “Charter”), the Company is prohibited from borrowing in excess of 300% of the value of the Company’s net assets. “Net assets,” for purposes of this calculation, is defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, the Company may temporarily borrow in excess of 300% of the value of the Company’s net assets if such excess is approved by a majority of the Company’s independent directors and disclosed to stockholders in the Company’s next quarterly report, along with an explanation for such excess. As of September 30, 2025, the Company’s debt levels did not exceed 300% of the value of the Company’s net assets, as defined above.

As of September 30, 2025 and December 31, 2024, the Company’s mortgage notes payable secured by the respective assets, consisted of the following (all $ amounts in thousands):

Loan	Principal as of September 30, 2025	Principal as of December 31, 2024	Interest Rate at September 30, 2025	Maturity Date
Residence Inn Austin(1)	$—	$14,842	—	—
Springhill Suites Seattle	39,364	40,062	4.380%	October 1, 2026
Homewood Suites Woodlands(6)	7,933	8,049	4.690%	April 11, 2025
Hyatt Place Germantown	5,583	5,696	7.250%	June 29, 2028
Hyatt Place North Charleston	5,263	5,354	9.000%	November 29, 2028
Hampton Inn Austin	9,326	9,461	9.000%	November 6, 2029
Residence Inn Grapevine(2)	—	10,836	—	—
Marriott Courtyard Lyndhurst(3)	—	17,058	—	—
Hilton Garden Inn Austin(4)	—	16,240	—	—
Hampton Inn Great Valley(6)	6,971	7,102	4.700%	January 11, 2026
Embassy Suites Nashville(5)	—	37,003	—	—
Homewood Suites Austin	9,451	9,587	4.650%	August 11, 2025
Hampton Inn Houston	3,617	3,762	9.500%	April 28, 2028
Residence Inn Houston Medical Center	26,675	26,920	10.000%	December 1, 2025
U.S. Small Business Administration Economic Injury Disaster Loans	5,986	7,494	3.750%	November 2051
Total notes payable	120,169	219,466
Less unamortized debt issuance costs	(467)	(702)
Total notes payable, net of unamortized debt issuance costs	$119,702	$218,764

(1)	Property sold on February 6, 2025 to an unaffiliated purchaser for $20.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(2)	Property sold on February 6, 2025 to an unaffiliated purchaser for $22.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(3)	Property sold on March 21, 2025 to an unaffiliated purchaser for $21.3 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(4)	On May 6, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.

(5)	Property sold on April 11, 2025 to an unaffiliated purchaser for $57.5 million. The proceeds of such sale were used to repay the mortgage loan secured by this property.

(6)	The current lenders for the mortgage loans on the Homewood Suites Woodlands and the Hampton Inn Great Valley, which matured April 11, 2025, have temporarily forborne on any of their remedies while the Company finalizes the sale of the properties.

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

Scheduled maturities of the Company’s notes payable for each of the next five calendar years and collectively thereafter, as of September 30, 2025, are as follows (all amounts in thousands):

Years ending December 31,
2025	$51,449
2026	39,881
2027	919
2028	13,652
2029	8,708
Thereafter	5,560
Total	$120,169

Loan Maturities

The Company is considering various alternatives to extend or refinance loans maturing in 2025 and thereafter. This is expected to include the sale of additional properties.

Economic Injury Disaster Loans

The Company obtained fifteen loans (collectively, the “Loans”) of $500,000 each from the U.S. Small Business Administration. The Loans will be due in monthly installments of principal and interest beginning two years from the dates of the Loans with balances due November 2051. The monthly installments are applied to accrued interest first, then to principal. The Loans bear interest at the rate of 3.75% per annum and are secured by the Company’s tangible and intangible personal property. The aggregate balance of the Loans was $6.0 million and $7.5 million, respectively, as of September 30, 2025 and December 31, 2024.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of the Company, loaned the Company $8.0 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that the Company may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon, was originally due and payable in full on March 29, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to fully extend such maturity date to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal SOFR plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.00% as of September 30, 2025. The balance of the Related Party Note was $10.0 million as of September 30, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs of the Company. Effective June 30, 2021, these advances were memorialized in a promissory note (“Second Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon, was originally due and payable in full on June 30, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to fully extend such maturity date to June 30, 2026. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.00% as of September 30, 2025. The balance of the Second Related Party Note was $10.0 million as of September 30, 2025 and December 31, 2024.

From August 20, 2021 to September 30, 2021, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Third Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon, was originally due and payable in full on August 20, 2024, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. The Company has elected to fully extend such maturity date to August 20, 2026. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Nate is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.00% as of September 30, 2025. The balance of the Third Related Party Note was $8.0 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

From April 13, 2022 to September 30, 2023, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon, was originally due and payable in full on April 13, 2025, provided that the Company had the option to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The Fourth Related Party Note was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $0 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

From January 1, 2024 to June 30, 2024, Moody Capital made a series of advances to the Company to meet specific cash flow needs. These advances were memorialized in a promissory note (“Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon, will be due and payable in full on January 1, 2026, provided that the Company had the right to extend such maturity date for up to two years at the Company’s discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

Interest will be paid on any outstanding principal amounts under the Related Party Note, the Second Related Party Note, and the Third Related Party Note as permitted by available cash flow of the Company, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. The Company expects to enter into a mutually agreeable subordination agreement with any such senior lender. The Company may prepay any amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $12.6 million and $14.5 million as of September 30, 2025 and December 31, 2024, respectively.

The estimated fair value of the Company’s notes payable as of September 30, 2025 and December 31, 2024, was $120 million and $219 million, respectively. The fair value of the notes payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

7.	Equity

Capitalization

Under its Charter, the Company has the authority to issue 1.0 billion shares of common stock and 100.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 15, 2014, the Company sold 8,000 shares of common stock to the Sponsor at a purchase price of $25.00 per share for an aggregate purchase price of $200,000, which was paid in cash. As of September 30, 2025, there were a total of 13.6 million shares of the Company’s common stock issued and outstanding, including 10.2 million shares, net of redemptions, issued in the Company’s public offerings, 3.3 million shares, net of redemptions, issued in connection with the Mergers, the 8,000 shares sold to Sponsor and 65,000 shares of restricted stock issued to the Company’s directors, as discussed in Note 9 “Incentive Award Plan,” as follows (in thousands):

Class	Shares Outstanding as of September 30, 2025
Class A Shares	13,000
Class T Shares	481
Class I Shares	159
Total	13,640

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

Noncontrolling Interest Deficit in Operating Partnership

Noncontrolling interest deficit in the OP as of September 30, 2025 and December 31, 2024 was $1.0 million and $386,000, respectively, which represented 316,037 common units in the OP issued in connection with the acquisition of the Springhill Suites Seattle and the Partnership Merger, and is reported in equity in the consolidated balance sheets. Loss from the OP attributable to these noncontrolling interests was $405,000 and $545,000 for the three months ended September 30, 2025 and 2024, respectively, and $642,000 and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

8.	Related Party Arrangements

Pursuant to the Advisory Agreement, the Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offerings and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000 and in consideration of services to be provided by the Advisor, the OP has issued an affiliate of the Advisor, Moody LPOP II, a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. For further detail, please see Note 10, “Subordinated Participation Interest.”

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

Beginning January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with the Company’s public offering; provided, however, that the Advisor intends to recoup the funding of such amounts through the Contingent Advisor Payment (described below). In connection with the implementation of the Contingent Advisor Payment, the Company reduced the up-front selling commission paid with respect to the Class A Shares from up to 7.0% to up to 6.0% of the gross proceeds of the Class A Shares sold in the primary offering and reduced the dealer manager fee paid with respect to the Class A Shares from up to 3.0% to up to 2.5% of the gross proceeds of the Class A Shares sold in the primary offering. As of September 30, 2025, Advisor had paid Moody Securities $9.7 million in selling commissions, trailing stockholder servicing fees, and dealer manager fees related to the Company’s public offering, of which $8.5 million could potentially be recouped by the Advisor at a later date through the Contingent Advisor Payment.

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

As of September 30, 2025, total offering costs for the initial public offering and the follow-on offering were $21.1 million, comprised of $12.3 million of offering costs incurred directly by the Company and $8.8 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2025, total offering costs for the initial public offering were $18.4 million, comprised of $12.3 million of offering costs incurred directly by the Company and $6.1 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2025, total offering costs for the follow-on offering were $2.7 million, comprised of $0 of offering costs incurred directly by the Company and $2.7 million in offering costs incurred by and reimbursable to the Advisor. As of September 30, 2025, the Company had $0 due to the Advisor for reimbursable offering costs.

Acquisition Fees

As of January 16, 2018, the Advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees in connection with the Company’s public offering. In connection therewith, as of January 16, 2018, the acquisition fee payable to the Advisor was increased from 1.5% to up to a maximum of 3.85% of (1) the cost of all investments the Company acquires (including the Company’s pro rata share of any indebtedness assumed or incurred in respect of the investment and exclusive of acquisition and financing coordination fees), (2) the Company’s allocable cost of investments acquired in a joint venture (including the Company’s pro rata share of the purchase price and the Company’s pro rata share of any indebtedness assumed or incurred in respect of that investment and exclusive of acquisition fees and financing coordination fees) or (3) the amount funded by the Company to acquire or originate a loan or other investment, including mortgage, mezzanine or bridge loans (including any third-party expenses related to such investment and exclusive of acquisition fees and financing coordination fees). The up to 3.85% acquisition fee consists of (i) a 1.5% base acquisition fee and (ii) up to an additional 2.35% contingent acquisition fee (the “Contingent Advisor Payment”). The 1.5% base acquisition fee will always be payable upon the acquisition of an investment by the Company, unless the receipt thereof is waived by the Advisor. The amount of the Contingent Advisor Payment to be paid in connection with the closing of an acquisition will be reviewed on an acquisition-by-acquisition basis and such payment shall not exceed the then-outstanding amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees at the time of such closing. For purposes of determining the amount of Contingent Advisor Payment payable, the amounts paid by the Advisor for dealer manager fees, selling commissions or stockholder servicing fees and considered “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid and taking into account the amount of the Contingent Advisor Holdback. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor’s sole discretion. The Company did not incur any acquisition fees payable to Advisor for the three and nine months ended September 30, 2025 and 2024, and does not expect to incur any such fees in the future.

Reimbursement of Acquisition Expenses

The Advisor may also be reimbursed by the Company for actual expenses related to the evaluation, selection and acquisition of real estate investments, regardless of whether the Company actually acquires the related assets. The Company did not reimburse the Advisor for any acquisition expenses during the three and nine months ended September 30, 2025 and 2024.

Financing Coordination Fee

The Advisor also receives financing coordination fees of 1% of the amount available under any loan or line of credit made available to the Company and 0.75% of the amount available or outstanding under any refinanced loan or line of credit. The Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing for the Company. The Company did not incur financing coordination fees payable to the Advisor during each of the three and nine months ended September 30, 2025 and 2024.

Property Management Fee

The Company pays Moody National Hospitality Management, LLC (“Property Manager”) a monthly hotel management fee equal to 4.0% of the monthly gross operating revenues from the properties managed by Property Manager for services it provides in connection with operating and managing properties. The hotel management agreements between the Company and the Property Manager generally have initial terms of ten years. Property Manager may pay some or all of the compensation it receives from the Company to a third-party property manager for management or leasing services. In the event that the Company contracts directly with a non-affiliated third-party property manager, the Company will pay Property Manager a market-based oversight fee. The Company will reimburse the costs and expenses incurred by Property Manager on the Company’s behalf, including legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, but the Company will not reimburse Property Manager for general overhead costs or personnel costs other than employees or subcontractors who are engaged in the on-site operation, management, maintenance or access control of the properties. The Company incurred property management fees of $440,000 and $826,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2025, respectively. The Company incurred accounting fees of $68,000 and $113,000 for the three months ended September 30, 2025 and 2024, respectively, and $218,000 and $337,000 for the nine months ended September 30, 2025 and 2024, respectively. Property management fees and accounting fees are included in hotel operating expense in the accompanying unaudited consolidated statements of operations.

The Company pays an annual incentive fee to Property Manager. Such annual incentive fee is equal to 15% of the amount by which the operating profit from the properties managed by Property Manager for such fiscal year (or partial fiscal year) exceeds 8.5% of the total investment of such properties. Property Manager may pay some or all of this annual incentive fee to third-party sub-property managers for management services. For purposes of this annual incentive fee, “total investment” means the sum of (i) the price paid to acquire a property, including closing costs, conversion costs, and transaction costs; (ii) additional invested capital and (iii) any other costs paid in connection with the acquisition of the property, whether incurred pre- or post-acquisition. As of September 30, 2025, the Company had not paid any annual incentive fees to Property Manager.

Asset Management Fee

The Company pays the Advisor a monthly asset management fee of one-twelfth of 1.0% of the cost of investment of all real estate investments the Company acquires. The Company incurred asset management fees of $539,000 and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. Asset management fees are recorded in corporate general and administrative expenses in the accompanying unaudited consolidated statements of operations.

Disposition Fee

The Company may also pay the Advisor or its affiliates a disposition fee in an amount of up to one-half of the brokerage commission paid on the sale of an asset, but in no event greater than 3% of the contract sales price of each property or other investment sold; provided, however, in no event may the aggregate disposition fees paid to the Advisor and any real estate commissions paid to unaffiliated third parties exceed 6% of the contract sales price. The Company incurred disposition fees payable to the Advisor of $0 for the three months ended September 30, 2025 and 2024 and $1.0 million and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Operating Expense Reimbursement

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s aggregate operating expenses (including the asset management fee payable to the Advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2025, total operating expenses of the Company were $6.0 million, which included $3.8 million in operating expenses incurred directly by the Company and $2.2 million incurred by the Advisor on behalf of the Company. Of the $6.0 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2025, $0 exceeded the 2%/25% Limitation. The Company reimbursed the Advisor $2.2 million during the four fiscal quarters ended September 30, 2025. As of September 30, 2025, the Company had $400,000 due to the Advisor for operating expense reimbursement.

Notes Payable to Related Party

See Note 6, “Debt” to the consolidated financial statements for a description of notes payable to related party. The balance of notes payable to related party was $28.0 million and $50.0 million as of September 30, 2025 and December 31, 2024, respectively.

Due to Related Parties, Net

The composition of the amounts due to related parties, net as of September 30, 2025 and December 31, 2024, is as follows (all $ amounts in thousands):

	September 30, 2025	December 31, 2024
Operating expense reimbursement	$400	$267
Asset management fee	—	4,819
Accounts payable to Property Manager	75	3,127
Accounts payable to Moody Capital	—	525
Accrued interest on related party notes	12,647	14,475
Total due to related parties, net	$13,122	$23,213

9.	Incentive Award Plan

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has also adopted an independent directors compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors was entitled, subject to the Independent Directors Compensation Plan’s conditions and restrictions, to receive an initial grant of 5,000 shares of restricted stock when the Company raised the minimum offering amount of $2,000,000 in the Company’s initial public offering. Each new independent director who subsequently joins the Board will receive a grant of 5,000 shares of restricted stock upon his or her election to the Board. In addition, on the date of each of the first four annual meetings of the Company’s stockholders at which an independent director is re-elected to the Board, he or she will receive an additional grant of 2,500 shares of restricted stock. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will vest and become non-forfeitable in four equal quarterly installments beginning on the first day of the first quarter following the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. As of September 30, 2025, there were 1,935,000 common shares remaining available for future issuance under the Incentive Award Plan and the Independent Directors Compensation Plan.

For the three and nine months ended September 30, 2025 and 2024, no compensation expense was recorded by the Company related to such shares of restricted stock. As of September 30, 2025, there were no non-vested shares of restricted common stock granted pursuant to the Independent Directors Compensation Plan.

10.	Subordinated Participation Interest

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

11.	Commitments and Contingencies

Restricted Cash

Under certain management and debt agreements existing at September 30, 2025, the Company escrows payments required for real estate taxes, insurance, replacement of hotel furniture and fixtures, debt service and property improvement plans. The composition of the Company’s restricted cash as of September 30, 2025 and December 31, 2024 are as follows (all $ amounts in thousands):

	September 30, 2025	December 31, 2024
Real estate taxes	$2,322	$4,934
Hotel furniture and fixtures	4,065	7,649
Debt service	2,242	5,645
Property improvement plan	1,503	1,658
Total restricted cash	$10,132	$19,886

Franchise Agreements

As September 30, 2025, all of the Company’s hotel properties, including those acquired as part of the Moody I Portfolio, are operated under franchise agreements with initial terms ranging from 10 to 20 years. The franchise agreements allow the properties to operate under the franchisor’s brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.5% and 4.3% of room revenue. The Company incurred franchise fee expense of $1.0 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively. Franchise fee expense amounts are included in hotel operating expenses in the accompanying unaudited consolidated statements of operations.

12.	Income Taxes

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

As of September 30, 2025, the Company had operating loss and capital loss carry-forwards of $29.3 million and $534,000, respectively.

The Company had deferred tax assets of $0 as September 30, 2025 and December 31, 2024, net of a valuation allowance of $27.3 million and $25.4 million as of September 30, 2025 and December 30, 2024, respectively, related to net operating loss carry forwards of the TRS which are included in prepaid expenses and other assets on the consolidated balance sheets. As of September 30, 2025, the TRS had a net operating loss carry-forward of $130.2 million, of which $8.3 million was transferred from Moody I’s taxable REIT subsidiaries when they were merged into the Company’s TRS on the date of the closing of the Mergers.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal income tax rate to the loss before taxes (all $ amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Statutory federal tax benefit	$(3,752)	$(5,058)	$(5,943)	$(11,927)
Federal tax impact of REIT election	3,283	4,302	4,085	9,920
Statutory federal tax benefit at TRS	(469)	(756)	(1,858)	(2,007)
State Income tax expense, net of federal benefit	(12)	30	226	126
Change in valuation allowance	469	756	1,858	2,007
Income tax (benefit) expense	$(12)	$30	$226	$126

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to the combined income of the Company’s TRS before taxes were as follows:

	Three months ended September 30,		Nine months ended September 30
	2025	2024	2025	2024

Book loss before income taxes of the TRS	$(2,234)	$(3,602)	$(8,850)	$(9,559)

Statutory rate at 21%	$(469)	$(756)	$(1,858)	$(2,007)
Effect of state and local income taxes, net of federal tax benefit	(12)	30	226	126
Change in valuation allowance	469	756	1,858	2,007
Income tax (benefit) expense	$(12)	$30	$226	$126

On September 30, 2025, the Company had net deferred tax assets of $0. The Company has past years’ federal and state tax operating loss carryforwards of the TRS that will generally expire in 2034 through 2039 if not utilized by then. The Company analyzes state loss carryforwards on a state-by-state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations of the TRS will not generate sufficient taxable income to realize the deferred tax assets, in excess of the valuation allowance, related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined previously recognized deferred income tax benefits would not be recognized and recorded an additional $2.3 million of valuation allowance during the year ended December 31, 2024. From time to time, the Company may be subjected to federal, state or local tax audits in the normal course of business.

13.	Liquidity and Going Concern

As of September 30, 2025, the mortgage loans secured by four of the Company’s nine remaining hotel properties, representing approximately $51.0 million in maturing indebtedness, mature during the remainder of 2025 and notes payable to related parties of $28.0 million mature within one year. The Company’s liquidity position raises substantial doubt about the Company’s ability to continue as a going concern and its ability to pay the mortgage loans maturing for a period of one year following the issue date of these unaudited consolidated financial statements.

The timing and amount of proceeds from the sales of hotel properties and the Company’s ability to extend or to refinance maturing loans is difficult to predict and may not be sufficient to cover the Company’s working capital and liquidity needs for the next twelve months.

Plan of Liquidation

On April 15, 2025, the Board unanimously approved the sale of all the Company’s assets and the Company’s dissolution pursuant to the Plan of Liquidation and recommended that the Plan of Liquidation be submitted to the Company’s stockholders for approval. The principal purpose of the Plan of Liquidation is to attempt to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing any net proceeds from the Company’s liquidation to its stockholders.

The Plan of Liquidation became effective upon the approval of the Plan of Liquidation by the Company’s stockholders on September 30, 2025. The Company can provide no assurances as to the timing of the liquidation of the Company’s assets in accordance with the Plan of Liquidation, or the amount of liquidating distributions (if any) that the Company may pay to the Company’s stockholders pursuant to the Plan of Liquidation.

Pursuant to the Plan of Liquidation, the Company intends to pursue an orderly liquidation of the Company by selling all of the Company’s remaining assets, paying the Company’s debts and known liabilities, providing for the payment of the Company’s unknown or contingent liabilities, distributing the net proceeds (if any) from the liquidation to the Company’s stockholders and winding up the Company’s operations and dissolving the Company. While pursuing the Company’s liquidation pursuant to the Plan of Liquidation the Company intends to (i) continue to manage its portfolio of properties to maintain and, if possible, improve the quality, income-producing ability and stability of the properties and better position the properties for sale, and (ii) identify purchasers for the Company’s properties.

14.	Subsequent Events

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2025, the date the unaudited consolidated financial statements were available for issuance.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q, or this Quarterly Report, that are not historical facts (including any statements concerning the Plan of Liquidation, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include statements about our plans, strategies and prospects, including the Plan of Liquidation (as defined below). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terms.

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

Factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

●	Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to successfully implement the Plan of Liquidation and sell our remaining assets, pay our debts and distribute the net proceeds from our liquidation (if any) to our stockholders as we intend. We can give no assurance regarding the timing of asset dispositions, the sale prices we will receive for our assets or the amount and timing of liquidating distributions (if any) that we may pay to our stockholders in accordance with the Plan of Liquidation.

●	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of any liquidating distributions to our stockholders. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders, if any, could be less than estimated.

●	There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. Because no public trading market for our shares currently exists and because our share repurchase program has been terminated, our stockholders may not realize any cash value for their shares until we complete our liquidation pursuant to the Plan of Liquidation.

●	Our ability to obtain financing or refinancing on acceptable terms, satisfy our existing debt service obligations and negotiate extensions or other modifications to the terms of our existing financing arrangements to the extent necessary. Our liquidity position raises substantial doubt about our ability to continue as a going concern and its capability to pay the mortgage loans secured by our properties maturing during the year ending December 31, 2025.

●	Foreclosure or other actions initiated by lenders in response to our default on loans secured by our properties. If we are unable to obtain stockholder approval of the Plan of Liquidation, we may be unable to meet our maturing debt obligations in the near term, which may result in the initiation of foreclosure proceedings by lenders. On May 2, 2025, the lender for the Hilton Garden Inn Austin foreclosed on the property in satisfaction of the mortgage loan secured by the property.

●	We pay substantial fees and expenses to our advisor and its affiliates, which were not negotiated at arm’s-length, and may be higher than fees payable to unaffiliated third parties. Payment of these fees will be made prior to any liquidating distributions are paid to our stockholders.

●	We have a limited portfolio of nine remaining hotel properties, the majority of which are located in the state of Texas. As a result, market or economic downturns, extreme weather events or other natural disasters with a disproportionate adverse impact on Texas will have a more significant adverse impact on our financial condition than if we possessed a larger and more diversified investment portfolio. In addition, due to the small size of our remaining portfolio, our fixed costs associated with managing our company and our portfolio of hotels are a large percentage of our net operating income.

●	Our success depends on the performance of our sponsor and affiliates of our sponsor.

●	We suspended the payment of distributions in March 2020 and have not resumed distribution payments. We do not expect to resume the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds (if any) of our liquidation.

●	We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

●	Stockholders should not rely on any prior estimates of our net asset value (“NAV”) per share as being an accurate measure of the current value of shares of our common stock. We did not determine an estimated NAV per share as of December 31, 2024.

●	Our investments in real estate may be affected by unfavorable real estate market conditions and general economic conditions, which could decrease the value of those assets. Such events would make it more difficult for us to meet our debt service obligations and successfully implement the Plan of Liquidation, which could in turn reduce the amount of any liquidating distributions that we may pay to our stockholders pursuant to the Plan of Liquidation.

●	The return on an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

●	Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders.

●	Our concentration of investments in the hospitality sector leaves our profitability vulnerable to a downturn or slowdown in the sector.

●	If our investments are concentrated in a geographic area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

●	If we do not successfully attract and retain franchise flagships for premier-brand, select-service hotel properties, our business will suffer.

●	We may have difficulty selling our properties, which may limit our ability to pay liquidating distributions, and we may be forced to dispose of properties at a time or upon terms that we would not otherwise choose in order to repay the financing secured by such properties.

●	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

●	The inability of hotel managers to effectively operate our properties may hurt our financial performance.

●	Our properties face significant competition.

●	We may change our operational policies without stockholder consent.

●	We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our shares.

●	Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

●	Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

●	Lenders may require us to enter into restrictive covenants relating to our operations.

●	The time and resources that affiliates of our sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our sponsor are not prohibited from raising money for, or managing, other business entities.

●	We depend on our advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

●	If we fail to qualify as a real estate investment trust (“REIT”), and no relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations and to implement our business strategy.

●	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

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

Effective January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering; provided, however, that our advisor intends to recoup the selling commissions, dealer manager fees and stockholder servicing fees that it funded through receipt of an increased acquisition fee (as discussed in Note 8, “Related Party Agreements-Acquisition Fees,” in the accompanying consolidated financial statements).

Moody Securities, LLC, an affiliate of our advisor, which we refer to as the “dealer manager” or “Moody Securities,” is our dealer manager and was responsible for the distribution of our common stock in our public offerings.

As of September 30, 2025, our portfolio consisted of ownership interests in nine hotel properties located in five states, comprising a total of 1,210 rooms. Our principle executive offices are located at 9655 Katy Freeway, Suite 600, Houston, Texas 77024, and our main telephone number is (713) 977-7500.

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

Each of our hotel properties is subject to a mortgage loan secured by our ownership interest in the property. If we are unable to service the mortgage loan secured by a hotel property due to decreased revenues generated by such property, the lender with respect to such mortgage loan may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of the date of this Quarterly Report, we are current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans and other accommodations as agreed to with the lenders, such as extending the maturity date or paying default interest. As discussed in Note 4, “Debt,” to the consolidated financial statements included in the Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments and agreements to forebear the enforcement of default remedies available under the terms of the loan documents. As of the date of this Quarterly Report, no lenders accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties, except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. The mortgage notes payable secured by the Homewood Suites Woodlands and the Hampton Inn Great Valley matured on April 11, 2025. Hotel revenue has been deposited to lockbox accounts controlled by the lenders for these properties and no foreclosure proceedings have been initiated for either property. However, there can be no guarantee that the lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders.

In response to the COVID-19 pandemic, we terminated our public offering of common stock (including pursuant to the DRP), effective as of March 2020. We are not currently raising capital through the sale of our securities, and we do not expect to resume raising capital. We also indefinitely suspended the payment of distributions to our stockholders effective as of March 2020 and the operation of our share repurchase program effective as of April 2020. We do not expect to resume repurchasing shares pursuant to our share repurchase program or the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds of our liquidation.

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

The Plan of Liquidation became effective upon the approval of the Plan of Liquidation by our stockholders on September 30, 2025. We can provide no assurances as to the timing of the liquidation of our assets pursuant to the Plan of Liquidation, or the amount of liquidating distributions (if any) that we may pay to our stockholders pursuant to the Plan of Liquidation.

Pursuant to our approved Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and known liabilities, providing for the payment of our unknown or contingent liabilities, distributing the net proceeds (if any) from the liquidation to our stockholders and winding up our operations and dissolving. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to (i) continue to manage our portfolio of properties to maintain and, if possible, improve the quality, income-producing ability and stability of the properties and better position the properties for a sale, and (ii) identify purchasers for our properties.

For more information, see the Plan of Liquidation, which is included as an exhibit to this Quarterly Report on Form 10-Q.

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

Results of Operations

We were formed on July 25, 2014. As of September 30, 2025, we owned interests in nine hotel properties located in five states, comprising a total of 1,210 rooms. As of September 30, 2024, we owned interests in fifteen hotel properties located in six states, comprising a total of 2,123 rooms. During the nine months ended September 30, 2025, we sold or disposed of five hotel properties: the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin, for an aggregate sales price of $138.3 million. The proceeds of such sales were used to repay the mortgage loans secured by such properties.

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

Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024

Revenue

Hotel revenue decreased to $11.0 million for the three months ended September 30, 2025 from $20.7 million for the three months ended September 30, 2024 due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

The table below sets forth a comparison of hotel revenues for the hotels owned continuously for the three months ended September 30, 2025 and 2024 (all $ amounts in thousands).

	Three months ended September 30,		Increase
	2025	2024	(Decrease)
Springhill Suites Seattle	$3,935	$4,113	$(178)
Homewood Suites Woodlands	688	803	(115)
Hyatt Place Germantown	1,094	1,140	(46)
Hyatt Place North Charleston	715	821	(106)
Hampton Inn Austin	684	682	2
Hampton Inn Great Valley	921	944	(23)
Homewood Suites Austin	808	901	(93)
Hampton Inn Houston	469	822	(353)
Residence Inn Houston Medical Center	1,695	2,185	(490)
TOTAL	$11,009	$12,411	$(1,402)

Revenues decreased for all hotel properties except the Hampton Inn Austin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $7.8 million for the three months ended September 30, 2025 from $14.5 million for the three months ended September 30, 2024. Such decrease was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $1.1 million for the three months ended September 30, 2025 from $1.8 million for the three months ended September 30, 2024. The decrease in property taxes, insurance and other expenses was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization was $1.4 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to no depreciation being recorded for real estate assets held for sale. The decrease was also due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $1.0 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024. These general and administrative expenses consisted primarily of asset management fees, professional fees and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $14.7 million and $18.0 million for the three months ended September 30, 2025 and 2024, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount to estimated fair value of the Homewood Suites Woodlands, Hyatt Place Germantown, Hyatt Place North Charleston, Hampton Inn Austin, Hampton Inn Great Valley, Homewood Suites Austin, and Hampton Inn Houston during the three months ended September 30, 2025 and the Embassy Suites Nashville, Residence Inn Austin, and Residence Inn Houston Medical Center during the three months ended September 30, 2024.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $2.9 million for the three months ended September 30, 2025 from $4.8 million for the three months ended September 30, 2024. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Income Tax (Benefit) Expense

Our income tax benefit was $(12,000) for the three months ended September 30, 2025 compared to our income tax expense of $30,000 for the three months ended September 30, 2024. The decrease was due to an decrease in state taxable income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 versus the nine months ended September 30, 2024

Revenue

Hotel revenue was $37.8 million and $61.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The table below sets forth a comparison of hotel revenues for the hotels we owned continuously for the nine months ended September 30, 2025 and 2024 (all $ amounts in thousands):

	Nine months ended September 30,
	2025	2024	(Decrease)
Springhill Suites Seattle	$9,115	$9,419	$(304)
Homewood Suites Woodlands	2,174	2,407	(233)
Hyatt Place Germantown	3,088	3,336	(248)
Hyatt Place North Charleston	2,196	2,478	(282)
Hampton Inn Austin	2,286	2,647	(361)
Hampton Inn Great Valley	2,510	2,638	(128)
Homewood Suites Austin	2,748	3,168	(420)
Hampton Inn Houston	1,744	2,243	(499)
Residence Inn Houston Medical Center	5,953	6,517	(564)
Total	$31,814	$34,853	$(3,039)

Revenues decreased for all hotel properties for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Hotel Operating Expenses

Hotel operating expenses decreased to $26.4 million for the nine months ended September 30, 2025 from $41.7 million for the nine months ended September 30, 2024. Such decrease was primarily due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Property Taxes, Insurance and Other

Property taxes, insurance and other expenses decreased to $3.9 million for the nine months ended September 30, 2025 from $5.4 million for the nine months ended September 30, 2024. The decrease in property taxes, insurance and other expenses was primarily due the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased to $5.4 million for the nine months ended September 30, 2025 from $12.0 million for the nine months ended September 30, 2024. The decrease was due to no depreciation being recorded for real estate assets held for sale. The decrease was also due to the sale of the Townplace Suites Fort Worth property in December 2024 and the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, Embassy Suites Nashville and Hilton Garden Inn Austin properties during the nine months ended September 30, 2025.

Corporate General and Administrative Expenses

Corporate general and administrative expenses decreased to $4.2 million for the nine months ended September 30, 2025 from $5.2 million for the nine months ended September 30, 2024. These general and administrative expenses consisted primarily of asset management fees, professional fees and directors’ fees.

Loss on Impairment of Hotel Properties

Loss on impairment of hotel properties was $21.7 million and $39.8 million for the nine months ended September 30, 2025 and 2024, respectively. We recognized loss on impairment of hotel properties to adjust the carrying amount to estimated fair value of the Homewood Suites Woodlands, Hyatt Place Germantown, Hyatt Place North Charleston, Hampton Inn Austin, Hampton Inn Great Valley, Homewood Suites Austin, and Hampton Inn Houston during the nine months ended September 30, 2025 and the Residence Inn Austin, Marriott Courtyard Lyndhurst, Embassy Suites Nashville, Townplace Suites Forth Worth and Residence Inn Houston Medical Center during the nine months ended September 30, 2024.

Interest Expense and Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs decreased to $11.5 million for the nine months ended September 30, 2025 from $14.2 million for the nine months ended September 30, 2024. The decrease in interest expense and amortization of debt issuance costs was primarily due to a decrease in the balance of notes payable related to properties sold offset by an increase in interest rates for matured loans and loan renewals, extensions and refinancings. In future periods our interest expense will vary based on the amount of our borrowings, which will depend on the availability and cost of borrowings and our ability to identify and acquire assets that meet our investment objectives.

Gain on Sale of Hotel Properties

Gain on sale of hotel properties was $7.3 million for the nine months ended September 30, 2025 compared to $0 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we sold the Residence Inn Austin, Residence Inn Grapevine, Courtyard Marriott Lyndhurst, and Embassy Suites Nashville properties, and, following a default under the loan documents related to a missed debt service payment, we relinquished ownership of the Hilton Garden Inn Austin property to the lender in a foreclosure transaction.

Income Tax Expense

Our income tax expense was $226,000 for the nine months ended September 30, 2025 compared to $126,000 for the nine months ended September 30, 2024. The increase was due to an increase in state taxable income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal demand for funds is for the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of any liquidating distributions to our stockholders. However, we can give no assurance regarding the amount and timing of any liquidating distributions that we may pay to our stockholders pursuant to the Plan of Liquidation.

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

Although there can be no assurances, we anticipate that available cash will be adequate to meet our near-term potential operating cash flow deficits, debt service and capital expenditures. If we are unable to satisfy our near-term anticipated cash requirements as currently planned, we may raise capital through the continued disposition of assets or short-term borrowing, all of which may be more costly to us in the current economic environment.

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

As described in Note 1, “Plan of Liquidation,” our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We intend to continue the orderly sale of our remaining properties in accordance with the Plan of Liquidation. Our properties may be sold individually or as one or more multi-property portfolios. We can give no assurance regarding the timing of property dispositions or the sale prices we will receive for our properties. A number of our properties are subject to mortgage loans which have or will mature and become due and payable in full during 2025. We may be forced to dispose of such properties on terms that are less advantageous to us than we would otherwise prefer, including for sales prices lower than the purchase price we paid for such properties. If we are unable to dispose of a property prior to the maturity date of the loan secured by such property, successfully refinance such loan or negotiate a maturity date extension or other accommodations for such loan, the lender may initiate foreclosure proceedings or exercise other remedies available to them under the loan documents, as occurred in May 2025 with respect to the Hilton Garden Inn Austin property. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will adversely impact the value of an investment in our shares.

We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, interest on our outstanding indebtedness, general and administrative expenses, including expenses in connection with the Plan of Liquidation, and payments of distributions to stockholders pursuant to the Plan of Liquidation. We expect to use our cash on hand as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments; however, asset sales will further reduce cash flow from these sources.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the general market conditions impacting commercial real estate and our tenants as discussed above.

As of September 30, 2025, our cash and cash equivalents were approximately $6.2 million and we had $10.1 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).

We believe that our cash on hand, along with other potential sources of liquidity that we may be able to obtain, may not be sufficient to fund our working capital needs and debt obligations through the completion of the Plan of Liquidation. The fixed costs associated with managing a public REIT, including the significant cost of corporate compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our net income and cash flow. Moreover, over the long term, if we are unsuccessful in implementing the Plan of Liquidation and our cash flow from operations does not increase from current levels, whether through increased occupancy or rent rates, we will have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses over the long term. These forward-looking statements are subject to a number of uncertainties, including with respect to the current economic environment and there can be no guarantee that we will be successful with our plan.

Net Cash (Used in) Provided by Operating Activities

As of September 30, 2025 and 2024, we owned interests in nine and fifteen hotel properties, respectively. Net cash (used in) provided by operating activities for the nine months ended September 30, 2025 and 2024 was $(25.4) million and $808,000, respectively.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2025 and 2024, net cash provided (used) by investing activities was $118.0 million and $(1.2) million, respectively.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2025, our cash flows from financing activities consisted primarily of repayments of notes payable and repayment of notes payable to related party. Net cash (used in) provided by financing activities was $(105.5) million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2025, we had cash, cash equivalents and restricted cash of $16.3 million.

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

Each of our hotel properties is subject to a mortgage secured by our ownership interest in the property. The COVID-19 pandemic resulted in a significant decline in the revenues generated by our hotel properties and increased the risk that we will be unable to satisfy our debt service obligations. If we are unable to service the mortgage loan secured by a hotel property, the lender may initiate foreclosure procedures with respect to the property or initiate other available remedies. As of September 30, 2025, we were current with respect to the payments due under the mortgage loans secured by our hotel properties or are in compliance with the modified terms of certain mortgage loans as agreed to with the lenders and other accommodations. As discussed in Note 6, “Debt,” to the unaudited consolidated financial statements included in this Quarterly Report, certain lenders have agreed to limited loan modifications, including temporary deferrals of interest and principal payments. As of the date of this Quarterly Report, no lenders have accelerated the maturity of any of the loans secured by our properties or initiated foreclosure procedures with respect to any of our properties except for the lender for the Hilton Garden Inn Austin which foreclosed on the property in satisfaction of the mortgage note in the principal amount of $16.2 million on May 2, 2025. However, there can be no guarantee that our lenders will continue to agree to further loan modifications or accommodations and will not elect to exercise the remedies available to them under the loan documents, including acceleration or foreclosure actions. The exercise of any such remedies by a lender will have an adverse effect on our financial condition and results of operations and will impair our ability to pay any liquidating distributions to our stockholders. As of September 30, 2025, the mortgage loans secured by four of our nine remaining hotel properties, representing approximately $51.0 million in maturing indebtedness, mature during the remainder of 2025. We will use the proceeds of the sale of our remaining properties to repay the mortgage loans secured by such properties. Our liquidity position raises substantial doubt about our ability to continue as a going concern and our capability to pay the mortgage loans maturing during the year ending December 31, 2025.

The U.S. Federal Reserve raised interest rates repeatedly during 2023 while reducing rates in 2024 and 2025. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability or increase the costs of obtaining new debt and refinancing existing indebtedness. In the event that the interest rate on any of our outstanding mortgage loans or other indebtedness increases significantly, we may not have sufficient funds to pay the required interest payments.

Notes Payable to Related Party

On March 30, 2021, Moody National Capital, LLC (“Moody Capital”), an affiliate of our sponsor, loaned us $8 million pursuant to a promissory note (the “Related Party Note”). The Related Party Note provides that we may borrow up to an additional $2.0 million from Moody Capital, for a maximum aggregate loan amount of $10 million. All amounts borrowed under the Related Party Note plus all accrued interest thereon were due and payable in full on March 29, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We have elected to fully extend such maturity date to March 29, 2026.  Interest on the Related Party Note began to accrue effective March 30, 2021. The principal amount of the loan under the Related Party Note bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus 4.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 6.75% if the Related Party Note is subordinated to another lender. The effective interest rate for the Related Party Note was 9.00% as of September 30, 2025. The balance of the Related Party Note was $10.0 million as of September 30, 2025 and December 31, 2024.

From April 2021 to August 16, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. Effective June 30, 2021, these advances were memorialized in a promissory note (the “Second Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Second Related Party Note plus all accrued interest thereon will be due and payable in full on June 30, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We have elected to fully extend such maturity date to June 30, 2026. Interest on the Second Related Party Note began to accrue effective June 30, 2021. The principal amount of the loan under the Second Related Party Note bears interest at a rate per annum equal to SOFR plus 6.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 8.75% if the Second Related Party Note is subordinated to another lender. The effective interest rate for the Second Related Party Note was 11.00% as of September 30, 2025. The balance of the Second Related Party Note was $10.0 million as of September 30, 2025 and December 31, 2024.

From August 20, 2021, to December 31, 2021, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Third Related Party Note”) with a total maximum aggregate loan amount of $10 million. All amounts borrowed under the Third Related Party Note plus all accrued interest thereon were originally due and payable in full on August 20, 2024, provided that we had the right to extend such maturity date for up to two years at our discretion. We have elected to fully extend such maturity date to August 20, 2026. Interest on the Third Related Party Note began to accrue effective August 20, 2021. The principal amount of the loan under the Third Related Party Note bears interest at a rate per annum equal to SOFR plus 7.75%; provided, however, that such interest rate will be increased to a rate per annum equal to SOFR plus 9.75% if the Third Related Party Note is subordinated to another lender. The effective interest rate for the Third Related Party Note was 12.00% as of September 30, 2025. The balance of the Third Related Party Note was $8.0 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

From April 13, 2022, to September 30, 2023, Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fourth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fourth Related Party Note plus all accrued interest thereon were originally due and payable in full on April 13, 2025, provided that we had the right to extend such maturity date for up to two years at our discretion. Interest on the Fourth Related Party Note began to accrue effective April 13, 2022. The principal amount of the loan under the Fourth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fourth Related Party Note is subordinated to another lender. The Fourth Related Party Note was repaid in full on April 11, 2025. The balance of the Fourth Related Party Note was $0 and $10 million as of September 30, 2025 and December 31, 2024, respectively.

From January 1, 2024, to June 30, 2024 Moody Capital made a series of advances to us to meet our specific cash flow needs. These advances were memorialized in a promissory note (the “Fifth Related Party Note”) with a total maximum aggregate loan amount of $10.0 million. All amounts borrowed under the Fifth Related Party Note plus all accrued interest thereon will be due and payable in full on January 1, 2026, provided that we had the right to extend such maturity date for up to two years at our discretion. Interest on the Fifth Related Party Note began to accrue effective January 1, 2024. The principal amount of the loan under the Fifth Related Party Note bears interest at a rate per annum equal to one-year SOFR plus 8.75%; provided, however, that such interest rate will be increased to a rate per annum equal to one-year SOFR plus 9.75% if the Fifth Related Party Note is subordinated to another lender. The Fifth Related Party Note was repaid in full on February 7, 2025. The balance of the Fifth Related Party Note was $0 and $10 million as of September 30, 2025 and December 31, 2024, respectively.

Interest will be paid on all amounts outstanding under the Related Party Note, the Second Related Party Note and the Third Related Party Note, as permitted by our available cash flow, or from the excess proceeds following a sale of a property after the payment of expenses and amounts due to any senior lender, if applicable, and will be compounded semi-annually. We expect to enter into a mutually agreeable subordination agreement with any such senior lender. We may prepay any amounts due under the Related Party Note, the Second Related Party Note, and the Third Related Party Note without any prepayment penalty. Accrued interest on notes payable to related party was $12.6 million and $14.5 million as of September 30, 2025 and December 31, 2024, respectively.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the Related Party Note, the Second Related Party Note, and the Third Related Party Note, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders.

Economic Injury Disaster Loans

We have obtained fifteen loans of $500,000 each (an aggregate of $7.5 million) from the U.S. Small Business Administration. The U.S. Small Business Administration loans will be due in monthly installments of principal and interest beginning two years from the dates of the loans with balances due November 1951. The monthly installments are applied to accrued interest first, then to principal. The U.S. Small Business Administration loans bear interest at the rate of 3.75% per annum and are secured by our tangible and intangible personal property. The aggregate balance of the U.S. Small Business Administration was $6.0 million and $7.5 million, respectively, as of September 30, 2025 and December 31, 2024.

Pursuant to the Plan of Liquidation, the outstanding principal balance of the U.S. Small Business Administration loans, plus all accrued and unpaid interest due thereon, will be repaid in full prior to the payment of any liquidating distributions to our stockholders.

Aggregate Indebtedness

As of September 30, 2025, our outstanding indebtedness totaled $148.2 million, which amount includes (i) the mortgage loans secured by each of our hotel properties (including debt associated with properties acquired in the Mergers) and the loans from the U.S. Small Business Administration in the aggregate principal amount of $120.2 million, and (ii) the Related Party Note, the Second Related Party Note, and the Third Related Party Note, in the aggregate principal amount of $28.0 million. Our aggregate borrowings are reviewed by our board of directors at least quarterly. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. “Net assets” for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of 300% of the value of our net assets if such excess is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2025 and December 31, 2024, our debt levels did not exceed 300% of the value of our net assets.

For more information on our outstanding indebtedness, see Note 6, “Debt” to the consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2025 (all $ amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt obligations(1)	$120,169	$51,449	$40,800	$22,360	$5,560
Interest payments on outstanding debt obligations(2)	13,574	2,293	5,947	2,576	2,758
Total	$133,743	$53,742	$46,747	$24,936	$8,318

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2025.

Organization and Offering Costs

Our organization and offering expenses may be incurred directly by us or may be incurred by our advisor on our behalf. Pursuant to the advisory agreement, we will reimburse our advisor for organizational and offering expenses associated with our public offerings incurred by our advisor on our behalf, provided that within 60 days of the last day of the month in which any public offering ends, our advisor is obligated to reimburse us to the extent that organization and offering costs we have incurred in connection with such public offering exceed 15% of the gross offering proceeds from the sale of shares of our common stock in such offering. As of January 16, 2018, our advisor assumed responsibility for the payment of all selling commissions, dealer manager fees and stockholder servicing fees paid in connection with our public offering. We will not reimburse our advisor for the selling commissions and fees it paid on our behalf, however our advisor intends to recoup all or a portion of such amounts over time through receipt of the contingent advisor payment, as discussed in Note 8, “Related Party Arrangements” to the consolidated financial statements included elsewhere in this Quarterly Report.

As of September 30, 2025, total organization and offering expenses for our initial public offering and follow-on offering were $21.1 million, comprised of $12.3 million of expenses incurred directly by us and $8.8 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor effective as of January 16, 2018). Total organization and offering expenses for the initial public offering were $18.4 million, comprised of $12.3 million of expenses incurred directly by us and $6.1 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2025, total organization and offering expenses for the follow-on offering were $2.7 million, comprised of $0 of expenses incurred directly by us and $2.7 million in expenses incurred by and reimbursable to our advisor (excluding the selling commissions, dealer manager fees and stockholder servicing fees paid on our behalf by our advisor). As of September 30, 2025, we had $0 due to our advisor for reimbursable offering costs.

All offering costs, including selling commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services it provides to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee we pay to our advisor) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, which we refer to as the “2%/25% Limitation.” Notwithstanding the above, we may reimburse our advisor for expenses in excess of the 2%/25% Limitation if a majority of our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2025, our total operating expenses were $6.0 million, which included $3.8 million in operating expenses incurred directly by us and $2.2 million in operating expenses incurred by our advisor on our behalf. Of that $6.0 million in total operating expenses incurred during the four fiscal quarters ended September 30, 2025, $0 exceeded the 2%/25% Limitation. We reimbursed our advisor for $2.2 million in operating expenses during the four fiscal quarters ended September 30, 2025. As of September 30, 2025, we had $400,000 due to our advisor for operating expense reimbursements.

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

Real Estate - Liquidation Basis of Accounting

As of September 30, 2025, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration we expect to realize through the disposal of its assets, as it carries out the Plan of Liquidation. The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to September 30, 2025, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.

Revenue Recognition - Liquidation Basis of Accounting

Under the liquidation basis of accounting, we have accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from hotels is estimated based on projections through the anticipated disposition date of the property. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the unaudited Consolidated Statement of Net Assets.

Accrued Liquidation Costs - Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, we accrue for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs.

Valuation and Allocation of Hotel Properties — Acquisitions – Going Concern Basis

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

Impairment of Hotel Properties – Going Concern Basis

We monitor events and changes in circumstances indicating that the carrying amounts of a hotel property may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset from operating activities and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value for assets held for use and fair value less costs to sell for assets held for sale. Loss on impairment of hotel properties were $14.7 million and $21.7 million for the three and nine months ended September 30, 2025

In evaluating a hotel property for impairment, we make several estimates and assumptions, including, but not limited to, the projected date of disposition of the property, the estimated future cash flows of the property during our ownership and the projected sales price of the property. A change in these estimates and assumptions could result in a change in the estimated undiscounted cash flows or fair value of our hotel properties which could then result in different conclusions regarding impairment and material changes to our consolidated financial statements. For further discussion of loss on impairment of our hotel properties, see Note 5, “Investment in Hotel Properties, Real Estate Assets Held for Sale, and Dispositions.”

Inflation

As of September 30, 2025, our investments consisted of ownership interests in nine hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. As of September 30, 2025, we were not experiencing any material impact from inflation.

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

Distributions

On March 24, 2020, our board unanimously approved the indefinite suspension of the payment of distributions to our stockholders, effective immediately, and the operations of the DRP, effective as of April 6, 2020. We do not expect to resume the payment of distributions, other than any liquidating distributions paid to our stockholders from the net proceeds of our liquidation.

We did not make any distributions for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, we had cash used in operating activities of $25.4 million, and $(8.4) million in funds from operations. For the nine months ended September 30, 2024, we had cash provided by operating activities of $808,000, and $(4.9) million in funds from operations. Of the $54.5 million in total distributions we have paid during the period from our inception through September 30, 2025, including shares issued pursuant to the DRP, 0% was funded from cash flow from operations and 100% was funded from offering proceeds.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2025 and 2024 and a reconciliation of such non-GAAP financial performance measures to our net loss (all $ amounts in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(17,866)	$(24,087)	$(28,299)	$(56,797)
Adjustments:
Depreciation and amortization of real estate	1,415	3,986	5,425	12,044
Loss on impairment of hotel properties	14,720	18,000	21,720	39,833
Gain on sale of hotel properties	—	—	(7,285)	—
Funds from Operations	(1,731)	(2,101)	(8,439)	(4,920)
Adjustments:
Amortization of debt issuance costs	43	138	235	424
Modified Funds from Operations	$(1,688)	$(1,963)	$(8,204)	$(4,496)

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates in connection with the services our advisor and its affiliates provide to us. See Note 8, “Related Party Arrangements,” to the consolidated financial statements included in this Quarterly Report for a discussion of our related-party transactions, agreements and fees.

Subsequent Events

In preparing the consolidated financial statements included herein, we evaluated all subsequent events and transactions for potential recognition or disclosure through November 14, 2025, the date the unaudited consolidated financial statements were available for issuance.

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

As of September 30, 2025, our indebtedness was comprised of notes secured by our hotel properties. All such notes accrue interest at a fixed rate, except for the Hyatt Place North Charleston, the Hampton Inn Austin and the Hampton Inn Houston mortgage loans which bear interest at floating rates, and, therefore, an increase or decrease in interest rates would not have a material effect on our interest expense with respect to such notes. Interest rate changes will affect the fair value of any fixed rate instruments that we hold. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based upon that evaluation, it was concluded that, as of September 30, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting further described below.

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

In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, it was determined that, as of September 30, 2025, our internal control over financial reporting was ineffective based on those criteria.

Management noted the following deficiency that was determined to be a material weakness:

-	Lack of sufficient documentation over controls surrounding inputs and assumptions used in management’s impairment analysis.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We can provide no assurances that we will be able to successfully implement the Plan of Liquidation.

Our board of directors and stockholders have approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. However, we can provide no assurances as to the timing of the liquidation of our company in accordance with the Plan of Liquidation, or the amount of liquidating distributions (if any) that we may pay to our stockholders pursuant to the Plan of Liquidation.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

We will seek to enter into agreements for the sale of each of our remaining properties, which agreements will also provide for various closing conditions. If any of the transactions contemplated by the sale agreements we enter into do not close because of a buyer default, the failure of a closing condition to be satisfied or for any other reason, we will need to locate a new buyer for the properties subject to such agreements, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer for, and negotiating a new sale agreement with respect to, any such properties. In the event that we incur such additional costs, the amount of our liquidating distributions, if any, may be delayed or reduced.

If we are unable to find buyers for some or all of our properties within our expected timeframe or at our expected sales prices, our liquidating distributions (if any) may be delayed or reduced.

We intend to sell all of our remaining properties in accordance with the Plan of Liquidation. However, there can be no assurance that any of our properties will sell within our expected timeframe or for their projected sales prices. Our ability to successfully implement the Plan of Liquidation and pay any liquidating distributions to our stockholders may be adversely affected by volatility experienced by the U.S. and global economies, the U.S. hospitality market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic conditions may be due to, among other issues, concerns over inflation and interest rates, volatility in the public equity and debt markets, pandemics and infectious disease outbreaks, geopolitical instability, tariffs imposed by the United States on certain foreign goods and retaliatory tariffs on certain U.S. goods imposed by other countries, social unrest and other economic and geopolitical conditions beyond our control. Such current conditions, or similar conditions existing in the future, may adversely affect our ability to locate buyers for our remaining properties or the price at which such properties may be sold and may delay the completion of the sales of such properties.

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

We have the authority to sell our assets under such terms as we deem appropriate without further stockholder approval.

In accordance with the Plan of Liquidation, we have the authority to sell all of our properties on such terms and to such parties as our Advisor determines in its sole discretion. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such property sales.

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

In accordance with the Plan of Liquidation, we will be committed to winding-up our operations and dissolving. This may adversely affect the value that a potential acquirer might place on our company. It may also preclude other beneficial courses of action not yet identified by our board.

There can be no assurance that a planned liquidation pursuant to the Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other strategic alternatives.

Our stockholders will no longer participate in any future earnings or benefit from any increases in the value of our properties once such properties are sold. Although our board and management believe that our planned liquidation is in our best interest and the best interest of our stockholders, it is possible that pursuing one or more of the other alternatives, including those not identified by our board, would maximize stockholder value to a greater extent at this time. We will be foregoing those opportunities as we implement the Plan of Liquidation.

Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.

Extraordinary corporate actions by a company, such as the Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of the date of this Quarterly Report, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, we could incur significant costs and expenses in connection with the litigation, which could reduce the amount of any liquidating distributions we pay. In addition, the litigation could divert management’s attention from implementing the Plan of Liquidation.

In certain circumstances, our board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation.

Our board of directors and our stockholders have adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of our Articles of Dissolution by the state of Maryland, our board may terminate the Plan of Liquidation for any reason without stockholder approval. Further, notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although our board has no present intention to pursue any alternative to the Plan of Liquidation, our board may conclude that terminating the Plan of Liquidation is in the best interest of us and our stockholders. If our board elects to pursue any alternative to the Plan of Liquidation, our stockholders would not receive any liquidating distributions pursuant to the Plan of Liquidation.

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

We will continue to incur the expenses of complying with public company reporting requirements.

Until our liquidation and dissolution are complete, we will have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our Articles of Dissolution, seek relief from the SEC from certain reporting requirements under the Exchange Act. We anticipate that, if we seek such relief and it is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, we may not seek such relief or the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if we do not obtain any reporting relief from the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements of the Exchange Act would reduce the amount of any liquidating distributions we pay to our stockholders.

Our directors and officers and the Advisor and its affiliates may have conflicts of interest that may influence their support of the Plan of Liquidation and may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders.

Certain of our directors and officers and our Advisor and its affiliates have interests in our liquidation that may be different from the interests of our stockholders. Consequently, our directors and officers and the Advisor and its affiliates, in some instances, may be more motivated to support the Plan of Liquidation than might otherwise be the case if they did not have such interests. In addition, due to such interests, our directors and officers and our Advisor and its affiliates may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process. Our board considered the actual and potential conflicts of interest presented by such interests in approving the Plan of Liquidation and recommending that our stockholders approve the Plan of Liquidation (which was approved by our stockholders).

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

The REIT provisions of the Internal Revenue Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Any liquidating distributions that we pay pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the adoption of such plan (on September 30, 2025). Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our properties at acceptable prices during such period. In such event, rather than retain our properties and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in our stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. To the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust is less than the stockholder’s basis in our stock, such loss is expected to be recognizable at the time of the transfer to the liquidating trust, but not before such time. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time the beneficial interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any shares of our common stock or other securities that were not registered under the Securities Act during the quarter ended September 30, 2025.

Share Repurchase Program

In response to the COVID-19 pandemic, our board of directors suspended our share repurchase program effective as of April 6, 2020. We do not expect to resume the repurchase of shares of our common stock pursuant to our share repurchase program.

During the three and six months ended September 30, 2025, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

2.1	Plan of Complete Liquidation and Dissolution of the Company
3.1	Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement (File No. 333-198305) filed January 12, 2015)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2017)

3.3	Articles Supplementary to the Articles of Amendment and Restatement of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 13, 2017)

3.4	Bylaws of Moody National REIT II, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-198305) filed on August 22, 2014)

10.1*	Purchase and Sale Agreement, dated September 15, 2025, by and between Legacy DTS, LLC, Moody National Yale-Seattle Holding, LLC and Moody National Yale-Seattle MT, LLC

10.2*	Agreement of Purchase and Sale, dated September 15, 2025, by and among Moody National HP G-Town Holding, LLC, Moody National HP G-Town MT, LLC and United International Group, LLC

10.3*	Agreement of Purchase and Sale, dated September 15, 2025, by and among Moody National Lancaster-Frazer Holding, LLC, Moody National Lancaster-Frazer MT, LLC and BNS Associates, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOODY NATIONAL REIT II, INC.

Date: November 14, 2025	By:	/s/ Brett C. Moody
Brett C. Moody
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Robert W. Engel
Robert W. Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)